Form 10-Q
period 2023-09-30
Boxabl Inc.
filed 2023-11-24
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

Commission file number: 000-56579

Boxabl Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-2511929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5345 E. N. Belt Road, North Las Vegas, NV 89115

(Address of principal executive offices, including zip code)

(702) 500-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Non-Voting Series A Preferred Stock, $0.00001 par value

Non-Voting Series A-1 Preferred Stock, $0.00001 par value

Non-Voting Series A-2 Preferred Stock, $0.00001 par value

Common Stock, $0.00001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to the Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2023, we had 3,000,000,000 shares of common stock outstanding.

BOXABL INC.

In this Form 10-Q, the term “Boxabl”, “we”, “us”, “our”, or “the Company” refers to Boxabl Inc. and our subsidiaries on a consolidated basis.

THIS FILING MAY CONTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO, AMONG OTHER THINGS, THE COMPANY, ITS BUSINESS PLAN AND STRATEGY, AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON THE BELIEFS OF, ASSUMPTIONS MADE BY, AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY’S MANAGEMENT. WHEN USED IN THE OFFERING MATERIALS, THE WORDS “ESTIMATE,” “PROJECT,” “BELIEVE,” “ANTICIPATE,” “INTEND,” “EXPECT” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH CONSTITUTE FORWARD LOOKING STATEMENTS. THESE STATEMENTS REFLECT MANAGEMENT’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS. INVESTORS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO REVISE OR UPDATE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER SUCH DATE OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BOXABL INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$27,483,666	$9,024,802
Short-term investment in U.S. treasury notes	29,820,605	74,384,612
Accounts receivable	59,438	-
Inventory	17,795,382	8,242,947
Deposits on inventory	672,158	264,067
Prepaid expenses	144,161	178,584
Deposits in escrow	3,235	60,838
	75,978,645	92,155,850

Property, equipment and other assets:
Long-term investments in U.S. treasury notes	1,508,022	1,461,244
Property and equipment, net	11,090,398	7,738,093
Intangible assets, net	322,493	-
Right of use assets	14,296,269	3,685,561
Deposits on equipment	6,891,912	3,901,537
Deposits	1,140,116	1,140,116
Total property, equipment, and other assets	35,249,210	17,926,551
Total assets	$111,227,855	$110,082,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,980,248	$1,281,734
Accrued expenses	822,089	1,095,753
Customer deposits	4,087,324	4,257,424
Deferred revenue	2,572,005	1,505,491
Lease liability- current	3,108,030	1,000,225
Subscription liability	245,832	-
Other current liabilities	19,750	31,265
	13,835,278	9,171,892

Long-term liabilities:
Lease liability - long-term	11,481,374	3,090,823
Total liabilities	25,316,652	12,262,715

Commitments and contingencies

Stockholders’ equity:
Series A Preferred Stock $0.00001 par, 250 million shares authorized, 194,422,430 shares issued and outstanding as of both September 30, 2023 and December 2022	2,671,074	2,671,074
Series A-1 Preferred Stock $0.00001 par, 1.1 billion shares authorized, 848,322,763 shares issued and outstanding as of both September 30, 2023 and December 2022,	628,604,726	628,604,726
Series A-2 Preferred Stock $0.00001 par, 1.15 billion shares authorized, 168,363,334 and 120,868,572 shares issued and outstanding as of September 30, 2023 and December 2022, respectively	96,792,820	89,468,793
Common Stock $0.00001 par, 6.6 billion shares authorized, 3.002 and 3.000 billion shares issued and outstanding as of September 30, 2023 and December 2022, respectively	300,000	300,000
Additional paid-in capital	8,911,921	3,088,921
Accumulated deficit	(651,369,338)	(626,313,828)
Total stockholders’ equity	85,911,203	97,819,686
Total liabilities and stockholders’ equity	$111,227,855	$110,082,401

See accompanying notes to consolidated financial statements

BOXABL INC.

CONSOLIDATED Statements of operations

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales revenues	$160,094	$7,818,746	$62,830	$170,000
Service revenues	36,500	-	36,500	-
Cost of goods sold	7,525,107	18,415,106	3,476,331	5,920,404
Gross loss	7,328,513	10,596,360	3,377,001	5,750,404

Operating expenses:
General and administrative	10,180,733	7,314,244	3,133,966	2,999,553
Sales and marketing	4,779,434	4,965,438	1,667,104	1,654,245
Research and development	5,104,363	2,708,984	2,138,835	1,030,735
Total operating expenses	20,064,530	14,988,666	6,939,905	5,684,533

Loss from operations	(27,393,043)	(25,585,026)	(10,316,906)	(11,434,937)

Other expense/(income):
Interest income	(2,395,651)	-	(749,738)	-
Other income	(49,530)	-	(27,992)	-
Loss on disposal of assets	107,648	-	-	-
Extinguishment of debt	-	577,325,408	-	-
Forgiveness of debt	-	(49,166)	-	-
Interest expense	-	910,635	-	-
Total expense/income:	(2,337,533)	578,186,877	(777,730)	-

Provision for income taxes	-	-	-	-
Net loss	$(25,055,510)	$(603,771,903)	$(9,539,176)	$(11,434,937)

Deemed Dividends	$29,724,541	$-	$-	$-

Net loss Attributed to Common Stockholders	$(54,780,051)	$(603,771,903)	$(9,539,176)	$(11,434,937)

Weighted average common shares outstanding - basic and diluted	3,000,000,000	3,000,000,000	3,000,000,000	3,000,000,000
Net loss per common share - basic and diluted	$(0.02)	$(0.20)	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements

BOXABL INC.

CONSOLIDATED statements of stockholders’ equity

(Unaudited)

	Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three months ended September 30, 2022
Balance as of June 30, 2022	57,168,315	$42,366,996	848,024,163	$628,395,743	189,280,530	$2,600,179	3,000,000,000	$300,000	$1,468,921	$(607,902,230)	$67,229,609
Issuance of Series A Preferred Stock	-	-	-	-	4,570,200	63,725	-	-	-	-	63,725
Issuance of Series A-1 Preferred Stock	-	-	298,600	238,880	-	-	-	-	-	-	238,880
Issuance of Series A-2 Preferred Stock	54,695,290	43,094,304	-	-	-	-	-	-	-	-	43,094,304
Offering Costs	-	(2,628,883)	-	(29,897)	-	(834)	-	-	-	-	(2,659,614)
Stock based compensation	-	-	-	-	-	-	-	-	813,000	-	813,000
Net Loss	-	-	-	-	-	-	-	-	-	(11,434,937)	(11,434,937)
Balance as of September 30, 2022	111,863,605	$82,832,417	848,322,763	$628,604,726	193,850,730	$2,663,070	3,000,000,000	$300,000	$2,281,921	$(619,337,167)	$97,344,967

Three months ended September 30, 2023
Balances at June 30, 2023	166,249,934	$95,291,371	848,322,763	$628,604,726	194,422,430	$2,671,074	3,000,000,000	$300,000	$5,958,921	$(641,830,162)	$90,995,930
Issuance of Series A-2 preferred stock	2,113,400	1,578,403	-	-	-	-	-	-	-	-	1,578,403
Offering costs	-	(76,954)	-	-	-	-	-	-	-	-	(76,954)
Stock-based compensation	-	-	-	-	-	-	-	-	2,953,000	-	2,953,000
Net loss	-	-	-	-	-	-	-	-	-	(9,539,176)	(9,539,176)
Balances at September 30, 2023	168,363,334	$96,792,820	848,322,763	$628,604,726	194,422,430	$2,671,074	3,000,000,000	$300,000	$8,911,921	$(651,369,338)	$85,911,203

Nine months ended September 30, 2022
Balance as of January 1, 2022	-	$-	68,097,240	$4,498,515	188,508,830	$2,589,375	3,000,000,000	$300,000	$1,378,921	$(15,565,264)	$(6,798,453)
Issuance of Series A Preferred Stock	-	-	-	-	5,341,900	74,529	-	-	-	-	74,529
Issuance of Series A-1 Preferred Stock	-	-	741,700	593,360	-	-	-	-	-	-	593,360
Conversion of convertible notes	-	-	779,483,823	623,587,058	-	-	-	-	-	-	623,587,058
Issuance of Series A-2 Preferred Stock	111,863,605	88,018,076	-	-	-	-	-	-	-	-	88,018,076
Offering Costs	-	(5,185,659)	-	(74,207)	-	(834)	-	-	-	-	(5,260,700)
Stock based compensation		-	-	-	-	-	-	-	903,000	-	903,000
Net Loss	-	-	-	-	-	-	-	-	-	(603,771,903)	(603,771,903)
Balance as of September 30, 2022	111,863,605	$82,832,417	848,322,763	$628,604,726	193,850,730	$2,663,070	3,000,000,000	$300,000	$2,281,921	(619,337,167)	$97,344,967

Nine months ended September 30, 2023
Balances at January 1, 2023	120,868,572	$89,468,793	848,322,763	$628,604,726	194,422,430	$2,671,074	3,000,000,000	$300,000	$3,088,921	$(626,313,828)	$97,819,686
Issuance of Series A-2 preferred stock	9,994,762	7,583,716	-	-	-	-	-	-	-	-	7,583,716
Common control transaction	37,500,000	30,000,000	-	-	-	-	-	-	-	-	30,000,000
Deemed Dividend	-	(29,724,541)	-	-	-	-	-	-	-	-	(29,724,541)
Offering costs	-	(535,148)	-	-	-	-	-	-	-	-	(535,148)
Stock-based compensation	-	-	-	-	-	-	-	-	5,823,000	-	5,823,000
Net loss	-	-	-	-	-	-	-	-	-	(25,055,510)	(25,055,510)
Balances at September 30, 2023	168,363,334	$96,792,820	848,322,763	$628,604,726	194,422,430	$2,671,074	3,000,000,000	$300,000	$8,911,921	$(651,369,338)	$85,911,203

See accompanying notes to consolidated financial statements

BOXABL INC.

CONSOLIDATED statements of cash flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,055,510)	$(603,771,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of PPP loan	-	(49,166)
Depreciation and amortization	1,257,160	809,705
Stock based compensation expense	5,823,000	903,000
Unrealized gain on investments	(479,449)	-
Loss on extinguishment of convertible notes payable		577,328,258
Loss on disposal of Assets	107,648	-
Changes in operating assets and liabilities:
Accounts receivable	(59,438)	419,689
Deposit on Inventory	(408,091)	606,636
Inventories	(9,552,435)	(2,801,673)
Prepaids	34,423	(28,758)
Accounts payable	1,698,514	(427,573)
Deferred revenue	1,066,514	(4,278,332)
Accrued interest on convertible notes		314,425
Customer deposits	(112,497)	(1,184,099)
Accrued liabilities	(273,664)	(30,176)
Other current liabilities	(11,515)	(39,533)
Right of use assets/Liabilities	(112,352)	(9,291)

Net cash used in operating activities	(26,077,692)	(32,238,791)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment and deposits	(7,757,488)	(4,047,810)
Deposits	-	(611,616)
Sale of investments	44,996,677	-
Net cash used in investing activities	37,239,189	(4,659,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, net of discount	-	14,405,261
Escrow receivable	-	-
Offering costs	(535,148)	(5,308,690)
Proceeds from sale of preferred stock	7,586,683	88,685,965
Accrual of Subscription Liability	245,832

Net cash provided by financing activities	7,297,367	97,782,536

Change in cash and cash equivalents	18,458,864	60,884,319
Cash and cash equivalents, beginning of year	9,024,802	21,415,506
Cash and cash equivalents, end of period	$27,483,666	$82,299,825

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Right-of-use asset and liability	$11,019,563	$-
Acquisition of patents with Series A-2	$272,493	$-
Deemed dividend	$(29,724,541)	$-
Series A-1 Preferred Stock issued in connection with conversion of convertible notes and accrued interest	$-	$46,857,860

See accompanying notes to consolidated financial statements

BOXABL INC.

notes to CONSOLIDATED financial statements

(Unaudited)

NOTE 1- BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements of Boxabl Inc. (the Company) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements include the accounts of 500 Group from June 15, 2023. Operating results for the nine-month period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023. The December 31, 2022 balance sheet information has been derived from the Company’s 2022 audited financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Company’s Second Amendment to its Registration Statement on Form 10 filed October 31, 2023. with the Securities and Exchange Commission on August 18, 2023.

Use of Estimates

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates form the basis for judgements the Company makes about the carrying value of its assets and liabilities, which are not readily apparent from other sources. These estimates are based on information available as of the date of the consolidated financial statements, including historical information and various other assumptions that the Company believes are reasonable under the circumstances. GAAP requires the Company to make estimates in several areas, including, but not limited to, those relevant to revenue recognition, valuation of stock-based compensation including warrants, warranty liabilities, and the estimated useful lives of property and equipment, reserves on inventory. These judgements, estimates and assumptions are inherently subjective in nature and actual results may differ from these estimates and assumptions, and the differences could be material.

Risks and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions in the US and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include recession, downturn or otherwise, government policies. These adverse conditions could affect the Company’s financial condition, results of its operations and cash flows.

Various permits from state and local governments are required in order to sell and install the Casitas. Delays in the permitting process or inability to obtain a permit could delay or prohibit the delivery of the product, which would affect the timing or amount of the Company’s revenues. Currently, the Company is in the process of obtaining various permits related to the Casitas, including modular certifications. From 2023 through the date of filing, the Company has not delivered any Casitas. After November 20, 2023, Boxabl plans to resume sales to customers in states where there is no state modular program as well as for projects that are under a different classification such as park model RVs or government projects. See Note 4 – Inventory.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors that market participants would use in valuing the asset or liability.

There are three levels of inputs that may be used to measure fair value:

● Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

● Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.

● Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair-value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023, and December 31, 2022. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.

Cash and Cash Equivalents

Cash and cash equivalents are readily convertible to known amounts of cash. All highly liquid instruments purchased are considered investments.

Marketable Securities

Marketable securities include marketable equity securities, available-for-sale debt securities and, from time-to-time, certain time deposits. We classify marketable securities as current or noncurrent based on the nature of the securities and their availability for use in current operations. Marketable securities are stated at fair value with all realized and unrealized gains and losses on investments in marketable equity securities and realized gains and losses on available-for-sale debt securities recognized in investment and other income (expense), net. Debt securities are classified as available for sale or held to maturity at the time of purchase and reevaluated at each balance sheet date. The realized and unrealized gains and losses on marketable securities are determined using the specific identification method. If a debt security has an unrealized loss and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security. For the remaining debt securities, if an unrealized loss exists, we separate the impairment into the portion of the loss related to credit factors and the portion of the loss that is not related to credit factors. Unrealized gains or unrealized losses that are not related to credit factors on available-for-sale debt securities are recorded as a component of accumulated other comprehensive income (loss), net of income taxes. Unrealized losses that are related to credit loss factors on available-for-sale debt securities and subsequent adjustments to the credit loss are recorded as an allowance for credit losses, which is included in investment and other income (expense), net. In evaluating whether a credit loss exists, we consider a variety of factors, including the significance of the decline in value as compared to the cost basis; underlying factors contributing to a decline in the prices of securities in a single asset class; the security’s relative performance versus its peers, sector or asset class; the market and economy in general; views of external investment managers; news or financial information that has been released specific to the investee; and the outlook for the overall industry in which the investee operates.

Equity Method and Non-marketable Equity Investments

Equity investments for which we have significant influence, but not control, over the investee and are not the primary beneficiary of the investee’s activities are accounted for under the equity method. Our share of gains and losses in equity method investments are recorded in investment and other income (expense), net. We eliminate unrealized profit or loss related to transactions with equity method investees in relation to our ownership interest in the investee, which is recorded as a component of equity in net earnings (losses) in investees in investment and other income (expense), net. Non-marketable equity investments (for which we do not have significant influence or control) are investments without readily determinable fair values that are recorded based on initial cost minus impairment, if any, plus or minus adjustments resulting from observable price changes in orderly transactions for identical or similar securities, if any. All gains and losses on investments in non-marketable equity securities, realized and unrealized, are recognized in investment and other income (expense), net. We monitor equity method and non-marketable equity investments for events or circumstances that could indicate the investments are impaired, such as a deterioration in the investee’s financial condition and business forecasts and lower valuations in recently completed or anticipated financings, and recognize a charge to investment and other income (expense), net for the difference between the estimated fair value and the carrying value. For equity method investments, we record impairment losses in earnings only when impairments are considered other-than temporary.

Accounts Receivable

Accounts receivables are stated at the amount management expects to collect on balances outstanding at the balance sheet date. The Company uses the allowance method for uncollectable accounts receivable. The Company has a policy to reserve for credit losses based on management’s evaluation of outstanding accounts receivable at the balance sheet date. As of September 30, 2023, and December 31, 2022, there is no provision for credit losses.

Customer Deposits

As part of our waitlist program for the Casita, we have allowed for potential customers to reserve a place in line or make small deposits towards the purchase of a Casita. As of September 30, 2023, and December 31, 2022, the Company had recorded $4,087,324 and $4,257,424 in customer deposits as a liability to the Company.

	September 30,	December 31,
	2023	2022
Customer deposits – beginning balance	$4,257,424	$1,767,424
Additional deposits	435,100	3,337,395
Refunded deposits	(605,200)	(847,395)
Customer deposits – ending balance	$4,087,324	$4,257,424

Inventory

Inventory consists of raw materials, work in progress, and finished goods and is valued at the lower of cost or net realized value with the cost determined using the weighted average method. On an annual basis, the Company analyzes its inventory levels and records allowances for inventory that has become obsolete and inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory are valued based on management’s best estimate and any difference charged to expense. As of September 30, 2023, and December 31, 2022, for finished Casitas, the Company capitalized costs at the amount for which the Casita could be sold less the estimated cost to sell or less.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the respective accounts, and any gain or loss is included in operations. Major improvements with economic lives greater than one year are capitalized. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful life. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Furniture and fixtures	7 years
Machinery and equipment	5 – 10 years
Buildings	25 years

Intangible Assets

Intangible assets are amortized over the respective estimated lives on a straight-line basis unless the lives are determined to be indefinite and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2023, intangible assets consist of the domain acquired and patent from 500 Group. The intangible assets are amortized over their estimated useful life of 15 years, which represents the estimated protection life of the asset.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for impairment whenever events or changes in circumstances, such as discontinuance or technological obsolescence, indicate that the carrying amount of the assets may not be recoverable. No impairment charges were recorded for the nine months ended September 30, 2023, and 2022.

Revenue Recognition

The Company determines revenue recognition through the following steps in accordance with ASC Topic 606, Revenue from Contracts with Customers:

- Identification of a contract with a customer.

- Identification of the performance obligations in the contract.

- Determination of the transaction price.

- Allocation of the transaction price to the performance obligations in the contract.

- Recognition of revenue when or as the performance obligations are satisfied.

Revenues are recognized when performance obligations are satisfied through the transfer of promised goods to the Company’s customers. Control transfers upon shipment of product and when the title has been passed to the customers. This includes the transfer of legal title, physical possession, the risk and rewards of ownership, and customer acceptance. Revenue is recorded net of sales tax collected from customers on behalf of taxing authorities, allowance for estimated returns, chargebacks, and markdowns based upon management’s estimates and the Company’s historical experience. The Company records a liability for deposits for future products. The liability is relieved, and revenue is recognized once the revenue recognition criteria is met.

Pursuant to our method for recognizing revenue, deferred revenue reflects payment in advance received from our customers for Boxes, spare parts and services related active sales orders that had not yet been delivered and/or rendered as of the date of the consolidated financial statements.

Deferred Revenue Activity

	September 30,	December 31,
	2023	2022
Deferred revenue – beginning period	$1,505,491	$5,467,332
Additions	1,189,696	4,499,491
Revenue Recognized	(123,182)	(8,461,332)
Deferred Revenue – end of period	$2,572,005	$1,505,491

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, shipping, the related labor, stock compensation expense and overhead charges associated with that production. The cost of goods sold for the nine months ended September 30, 2023, and 2022, consist of the following:

	September 30,	December 31,
	2023	2022
Direct Material/Shipping	$59,803	$10,575,432
Direct labor	12,107	3,420,744
Manufacturing Overhead	4,483,467	3,958,400
Stock Compensation	2,969,730	460,530
Cost of Goods Sold	$7,525,107	$18,415,106

Advertising and Promotion

Advertising and promotion are expensed as incurred. Advertising and promotion expenses for the nine months ended September 30, 2023, and 2022 amounted to approximately $1,826,237 and $4,875,922, respectively, which is included in sales and marketing expense.

Research and Development

Research and development costs consisting of design, materials, consultants related to prototype and process improvements and developments are expensed as incurred. Total research and development costs for the nine months ended September 30, 2023, and 2022 are $5,104,363 and $2,708,984, respectively.

Warranty Provision

The Company offers its customers warranties on products sold for a period of up to 10 years. Management records an expense to operations for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties. The Company has not had a history of product malfunctions; however, from time-to-time products may fail. As of September 30, 2023, and December 31, 2022, Company’s reserve for warranty totaled $570,000 and $570,000, respectively, and is reflected in accrued expenses in the accompanying consolidated balance sheets.

Concentration of Risk

Cash and Cash Equivalents:

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained at high quality financial institutions. During the nine months ended September 30, 2023, and 2022, the Company exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances. Based upon assessment of the financial condition of these institutions, management believes that the risk of loss of any uninsured amounts is minimal.

Inventory:

The Company imports a substantial part of its materials from overseas vendors, from China. Consequently, the Company’s ability to purchase and the costs of its products are subject to political, social, and economic situations, both in the United States and abroad. The Company maintains that the loss of one or more vendors would not have a material impact on the Company’s operations as replacements could be identified.

Customers:

Revenues from one customer were approximately 95% of the Company’s revenues for the nine months ended September 30, 2022. As the Company does not expect to have recurring customers prospectively, the loss of an individual customer is not expected to impact on the Company’s operations.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, Income Taxes. ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Tax positions initially must be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions initially and subsequently are to be measured at the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and relevant facts.

Deferred Offering Costs

Incremental costs directly associated with the offering of securities are deferred and charged against the gross proceeds of the offering upon completion.

Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. Diluted net loss per share reflects the actual weighted average of common shares issued and outstanding during the period plus potential common shares. Stock options and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share when their effect is dilutive. As all potentially dilutive securities are anti-dilutive as of September 30, 2023, and 2022, diluted net loss per share is the same as basic net loss per share for each year. Potentially dilutive securities outstanding consist of the following:

	September 30,
	2023	2022
Series A-2 preferred stock (convertible to common stock)	168,363,334	111,863,605
Series A-1 preferred stock (convertible to common stock)	848,322,763	848,322,763
Series A preferred stock (convertible to common stock)	194,422,430	193,850,730
Stock options	56,748,684	63,384,209
Restricted stock units	57,071,503	17,857,140
Total potentially dilutive shares	1,324,928,714	1,235,278,447

Stock-Based Compensation

The Company uses ASC 718 for Stock-Based Compensation. Compensation for all stock-based awards, including stock options and restricted stock, are measured at fair value on the date of grant and recognized over the associated vesting periods. The fair value of stock options is estimated on the date of grant using a Black-Scholes model. The fair value of restricted stock awards is estimated on the date of the grant based on the fair value of the Company’s underlying common stock. The Company recognizes compensation expense for stock options and restricted stock awards on a straight-line basis over the associated service or vesting periods.

Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability under most operating leases in its consolidated balance sheets. Due to the FASB extension in June 2020, the guidance is effective for annual and quarterly periods beginning after December 15, 2021. The Company adopted the lease standard effective January 1, 2021. The consolidated financial statements reflect the adoption of the standard.

The application of the new lease standard (ASU Topic 842) requires significant judgments and certain key estimations to be made including identifying whether a contract (or part of a contract) included a lease, determining whether variable payments are in-substance fixed, establishing whether there are multiple leases in an arrangement, estimating the lease term, determining the appropriate rate to discount lease payments, determining whether it is reasonably certain that an extension or termination option will be exercised, determining the stand-alone selling price of lease and non-lease components, and assessing whether a right-of-use asset is impaired.

Unanticipated changes in these judgments or estimates could affect the identification and determination of the value of lease liabilities and right-of-use assets at initial recognition, as well as the subsequent measurement of lease liabilities and right-of-use assets. These items could potentially result in changes to amounts reported in the consolidated statements of income and consolidated balance sheets in each period.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2 – GOING CONCERN AND Management’s plan

The Company incurred a net loss of $25,055,510 and $603,771,903 during the nine months ended September 30, 2023, and 2022, respectively, and currently has limited revenues.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes, (a) continued exercise of tight controls to conserve cash, and (b) obtaining additional equity financing. The Company anticipates current capital on hand and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. There are no assurances that our plans will be successful. The Company plans to phase out the production of the Generation 1.0 Casita by the first half of 2024. The Company intends to complete sales of all existing units and units produced from the date of this filling to the date of production of the Generation 2.0 Casita.

NOTE 3 – INVESTMENTS

As of September 30, 2023, investment in securities consists of US Treasury Notes priced at fair value, consisting of the following:

	September 30,	December 31,
	2023	2022
Three Months or Less from Date of Purchase	$9,193,078	$19,029,989
Greater than three Months from Date of Purchase	20,627,527	55,354,623
Short-term investment in U.S. treasury notes	$29,820,605	$74,384,612

Greater than twelve months from date of purchase	1,508,022	1,461,244
Long-term investment in U.S. treasury notes	$1,508,022	$1,461,244

The cost basis of investments sold is determined by the Company using the specific identification method.

Gains and losses on sale of investments, interest and unrealized gains are all reported under interest, unrealized gains and other investment income.

As of September 30, 2023, the Company earned interest income of $2,395,651 included realized interest of $1,916,203 and unrealized interest of $479,448.

NOTE 4 – INVENTORY

As of September 30, 2023, and December 31, 2022, inventory consists of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$2,904,532	$4,550,403
Work-in progress	231,934	182,544
Finished goods	14,658,916	3,510,000
Total inventory	$17,795,382	$8,242,947

As a consequence of the feedback received from our initial sales, the Company is currently working in improvements to be done in 325 of our completed units in our inventory. The Company is current conducting an initial cost analysis of the project and estimates the potential costs at approximately $1,760 in materials and $1,320 in labor per unit. The Company expects to complete this analysis by the fourth quarter of 2023.

NOTE 5 – PROPERTY AND EQUIPMENT

The Company’s property and equipment consists of the following amounts as of September 30, 2023, and December 31, 2022:

	September 30,	December 31,
	2023	2022
Machinery, equipment, and furniture	$9,959,042	$6,193,480
Leasehold improvements	2,355,324	1,929,834
Technology equipment and software	733,151	598,580
Buildings	741,724	511,791
	$13,789,241	$9,233,685
Less: Accumulated depreciation	(2,698,843)	(1,495,592)
Property and equipment, net	$11,090,398	$7,738,093

As of September 30, 2023, and December 31, 2022, the Company recorded $6,891,912 and $3,901,537, respectively, for deposits on equipment.

As of September 30, 2023, the company anticipates paying an additional $12,559,858 related to deposits on equipment over the next twelve months.

During the nine months ended September 30, 2023, and 2022, the Company recognized $1,257,160 and $809,705, respectively, in depreciation and amortization expense.

During the nine months ended September 30, 2023, the Company recognized a $107,648 loss on disposal of obsolete equipment.

NOTE 6 – DEBT

On November 17, 2020, the Company commenced an offering of convertible promissory notes pursuant to Rule 506(c) Regulation D, seeking to raise up to $50,000,000 of convertible promissory notes. Simple interest will accrue at an annual rate of 10.0% per annum. If the Company issues securities, under the anticipated Regulation A offering, the convertible promissory notes and accrued interest will automatically convert into shares offered under that offering at a conversion price ranging from 50-90% of the per share price paid by the purchasers of such equity securities in the offering. The conversion discount rates are based on timing and amount of the convertible promissory notes. If the debt notes have not been previously converted, principle and unpaid accrued interest will be due and payable at March 31, 2023. In addition, costs incurred in connection with obtaining the convertible promissory notes were insignificant and recorded as interest expense. As of December 31, 2021, the gross amount of convertible promissory notes was $30,925,075. During 2022, the total amount of proceeds under convertible promissory increased to $44,800,271 due to additional borrowings, an increase of $13,875,196. As of December 31, 2021, the Company had accrued interest of $1,133,795 for all outstanding convertible notes. From January 1, 2022, through April 1, 2022, accrued interest for all convertible notes increased to $2,044,430, an increase of $910,635.

On April 1, 2022, in connection with the Company’s launch of their Regulation A offering, all convertible promissory notes were converted into 779,483,823 shares of Series A-1 Preferred stock, representing $44,800,271 of face value and $2,044,430 of accrued interest. Of the converted shares, 3,414,730 shares of Series A-1 Preferred stock, representing $210,000 of face value and $5,811 of accrued interest, were paid for by and issued to a related party. The Company recorded interest expense of $910,635 related to the accrual of interest and an extinguishment of debt loss of $577,325,408 during the nine months ended September 30, 2022, related to this conversion. The Company accounted for the transaction as an extinguishment of debt as the conversion terms enacted were significantly different than the stated conversion rates per convertible promissory notes. Thus, the Company recorded the transaction at its fair market value. As a result, the Company recognized extinguishment of debt expense of $577,325,408 during the nine months ended September 30, 2022.

Due to the delays in the launch of the Company’s Regulation A offering whereby management increased the per share offering price during that time, management determined that the conversion price of the convertible notes would be modified to a conversion price which closely resembled management’s estimate of the fair value of the security at the time when the convertible notes were issued.

Initial conversion rates:

	Conversion Rate
25% Direct Note	75%	Upon issuing/selling shares of equity to investors at a conversion price equal to 75% of the share price paid by investors.
50% Direct Note	50%	Upon issuing/selling $5,000,000 of non-voting preferred shares to investors prior to repayment at 50% of the price paid by the investors.
WeFunder	75%	Upon issuing/selling shares of equity to investors at a conversion price equal to 75% of the share price paid by investors.
Reg D	75%	Upon issuing/selling shares of equity to investors at a conversion price equal to 75% of the share price paid by investors.
Updated Reg D	Various	Upon issuing/selling shares of equity to investors at a conversion price equal to 90% of the share price paid by investors (80% if invest $100, 000 and 70% if invest at least $1,000,000).

NOTE 7 – RIGHT OF USE LEASES

On December 29, 2020, the Company signed a 65-month lease for their 173,000 sq. ft. factory facility, commencing on May 1, 2021. As of December 31, 2020, a $525,000 security deposit, first month’s rent, $87,229, and first-month’s Tenant’s Percentage of Operating Expense Fees (“CAM”) $19,109, have been paid to the landlord. The monthly CAM will vary from month to month. The first month of CAM began on May 1, 2021. The Company’s first five (5) months have been abated by the landlord and the Company began making monthly rent payments on October 1, 2021. Rents increase by 3% annually. After March 31, 2023, the Company amended the lease agreement to obtain additional space in a neighboring warehouse for four years, with the first month’s base rent of $115,759, increasing by 4% annually. In addition, the Company was required to obtain a letter of credit related to the expansion of premises of $3,714,190.

On June 10, 2022, the Company signed a 73-month lease for a 132,960 sq. ft warehouse, commencing the earlier of (a) 30 days after substantial completion of tenant work by the landlord or (b) tenant commencing operation in the building. The lease commencement date was determined to be February 1, 2023, and thus has been accounted for subsequent to year end. During 2022, the Company paid $611,616 as security deposit and the first month’s rent, including CAM in the amount of $122,323. The lease allows one-month free rent subject to no default during the lease term. The initial base rent is $103,709 and CAM is $18,614. The base rent will increase 4% every year.

Pursuant to an agreement dated April 12, 2023, but effective as of January 1, 2023, the Company will lease to Supercar System four support squares located in the Company’s main property located at 5435 E. N. Belt Road, Las Vegas, Nevada for $7,409 per month. The agreement terminates December 31, 2026, unless otherwise amended in writing by the parties, and the Company retains the right to unilaterally terminate the agreement upon thirty days’ written notice. Supercar System is controlled by the Company’s CEO, Paolo Tiramani.

Pursuant to FASB Topic 842 accounting standards, we recognize both the right-of-use of our leases and a right-of-use asset and a lease liability on our balance sheet. We recorded a right-of-use asset related to our occupancy of leases manufacturing facilities of $14,296,269 as of September 30, 2023, compared to $3,685,561 as of December 31, 2022. These are offset by short term lease liabilities of $3,108,030 as of September 30, 2023, and $1,000,225 as of December 31, 2022, along with long term lease liabilities of $11,481,374 as of September 30, 2023, and $3,090,823 as of December 31, 2022.

During the nine months ended September 30, 2023, and 2022, rent expenses totaled $2,303,969 and $930,867, respectively.

As of September 30, 2023, the weighted average remaining lease term is 3.4 years. The weighted average incremental borrowing rate is 5.0%.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has a contract with the majority shareholder and CEO to share certain costs related to office space, support staff, and consultancy services. Rental payments received were $66,683 and $48,150 as part of this contract for the nine months ended September 30, 2023, and 2022, respectively.

During the nine months ended September 30, 2023, and 2022, the Company recorded $0 and $76,487 as royalty expense paid to 500 Group. This represents 1% of the Company’s gross sales of Casitas. Upon the merger with 500 Group, the license agreement with Build IP became void.

Occasionally, Boxabl provides professional services to the majority shareholder and CEO for work outside of Boxabl’s core business. The labor cost is invoiced by the Company at a markup and recorded as Other Income. The amount paid to the Company totaled $39,728, and the Company recognized $18,639 as Other Income for the nine months ended September 30, 2023.

During the nine months ended September 30, 2023, and 2022 the Company incurred expenses totaling $63,215 and $90,000, respectively, to a former member of the Board of Directors for professional fees. As of September 30, 2023, and December 31, 2022 the amount payable to the former member of the Board of Directors was $0 and $60,000.

At times, the Company utilizes credit cards for operational purchases. The credit card was initially established by creating a business account under the Company’s Chief Executive Officer credit umbrella for which the structure remains. All amounts on the Company’s credit cards are guaranteed by the Chief Executive Officer. As consideration for the guarantee, all points accumulated on the credit cards are credited to the Chief Executive Officer’s personal credit card account. As of September 30, 2023 and December 31, 2022, the balance on the credit card was $235,361 and $36,400, respectively, which is recorded within accounts payable on the accompanying consolidated balance sheet.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred and Common Stock

The Company converted to a C-Corporation in the state of Nevada on June 16, 2020. In conjunction with the conversion, the Company authorized the issuance of 4.25 billion shares of common stock with a par value of $0.00001 and 750 million shares of preferred stock with a par value of $0.00001. The Company initially designated all shares of preferred stock as “Series A Preferred Stock”, see below for rights and preferences.

On February 24, 2021, the Company filed an amendment to the articles of incorporation which increased the number of authorized preferred shares to 850 million, for which 202,516,980 and 647,483,020 shares were classified as Series A Preferred Stock and Series A-1 Preferred Stock, respectively.

On November 19, 2021, the Board of Directors decided to increase the number of shares to the following: 6.6 billion shares of Common Stock of $0.00001 par value, 250 million shares of Series A Preferred Stock of $0.00001 par value, 1.1 billion shares of Series A-1 Preferred Stock of $0.00001 par value, 1.15 billion shares of Series A-2 Preferred Stock of $0.00001 par value, and 900 million shares of unclassified Preferred Stock of $0.00001 par value. Total of increased authorized shares is 10 billion.

Preferred Stock Liquidation Preference

The following table summarizes the liquidation preferences as of September 30, 2023, in order of liquidation:

			Liquidation
	Shares	Shares Issued	Preference
	Authorized	and Outstanding	Balance
Series A-2 preferred stock	1,150,000,000	168,363,334	134,690,667
Series A-1 preferred stock	1,100,000,000	848,322,763	67,017,498
Series A preferred stock	250,000,000	194,422,430	3,305,181
	2,500,000,000	1,211,108,527	205,013,346

Sales of Preferred Stock

During the nine months ended September 30, 2023, the Company sold 9,994,762 Preferred Series A-2 shares for gross proceeds for $7,583,716.

The Company incurred offering costs of $535,148 and $5,260,700, respectively, for the nine months ended September 30, 2023, and 2022.

As of September 30, 2023, the Company had $245,832 in a subscription liability pertaining to proceeds received, but the shares were not yet issued.

Stock Incentive Plan

In 2021, the Company’s board of directors authorized the 2021 Stock Option Plan which allows for the issuance of options to purchase 150,000,000 shares of the Company’s common stock.

During the nine months ended September 30, 2023, the Company issued 44,714,381 Restricted Stock Units (RSU’s). The RSU’s issued during this period vest in 36 months from grant date.

A summary of RSU activity for the nine months September 30, 2023, is as follows:

	RSU’s	Remaining Contractual Term (in years)	Intrinsic Value
Outstanding as of December 31, 2022	17,857,140	-	-
Granted	44,714,381		3,792,867
Exercised	-
Forfeited	(5,500,018)
Outstanding as of September 30, 2023	57,071,503	-	-

During the nine months ended September 30, 2023, the Company granted stock options to purchase 1,357,142 shares. The options vest over 36 months from grant date. The options expire 10 years from the date of issuance.

A summary of Stock Option activity for the nine months September 30, 2023, is as follows:

	Options	Weighted Average Exercise Price	Remaining Contractual Term (in years)	Intrinsic Value
Outstanding as of December 31, 2022	61,288,154	0.17	8.95	$-
Granted	1,357,142	0.70
Exercised		-
Forfeited	(5,896,612)	0.31
Outstanding as of September 30, 2023	56,748,684	0.19	8.22	$337,469
Exercisable as of September 30, 2023	27,730,070	0.09	8.04	$61,501

During the nine months ended September 30, 2023, the Company valued the options using the Black-Scholes pricing model on the date of grant using the following assumptions:

September 30,
2023
Risk-free interest rate	3.50%
Expected term (in years)	6.5
Expected volatility	41.60%
Expected dividend yield	0.00%
Weighted average fair value of options granted	0.65

(1) Estimated based on historical experience

(2) Based on US Treasury constant maturity interest rate whose term is consistent with expected life of the stock options.

(3) Based on historical experience over a term consistent with the expected life of the stock options

Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of the Company’s common stock, and for stock options, the expected life of the option, and expected stock price volatility. The Company uses the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

The Company uses the following inputs when valuating stock-based awards. The expected life of employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The expected life of awards that vest immediately use the contractual maturity since they are vested when issued. For stock price volatility, the Company uses public company compatibles as a basis for its expected volatility to calculate the fair value of option grants. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option at the grant-date.

The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeiture rates.

During the nine months ended September 30, 2023, the Company recognized $5,823,000 of stock compensation expense related to stock options and RSU’s which $2,969,730, $1,805,130, $582,300, and $465,840 is included within cost of sales, general and administrative expenses, sales and marketing expenses, and research and development expenses, respectively. During the nine months ended September 30, 2022, the Company recognized $903,000 of stock compensation expense related to stock options which $460,530, $279,930, $90,300, and $72,240 is included within cost of sales, general and administrative expenses, sales and marketing expenses, and research and development expenses, respectively.

During the three months ended September 30, 2023, the Company recognized $2,953,000 of stock compensation expense related to stock options and RSU’s which $1,506,030, $915,430, $295,300, and $236,240 is included within cost of sales, general and administrative expenses, sales and marketing expenses, and research and development expenses, respectively. During the three months ended September 30, 2022, the Company recognized $813,000 of stock compensation expense related to stock options which $416,630, $252,030, $81,300, and $65,040 is included within cost of sales, general and administrative expenses, sales and marketing expenses, and research and development expenses, respectively.

Future stock option compensation expense related to these options as of September 30, 2023, to be recognized is approximately $3.4 million, which is expected to be expensed over the remaining vesting period of 2.39 years. The amount of future stock-based compensation expense could be affected by any future option grants or by any forfeitures.

During the nine months ended September 30, 2023, the Company granted 44,714,381 restricted stock units (“RSU”). The vesting of the RSUs is 36 months. As of September 30, 2023, and December 31, 2022, the Company had 57,071,503 and 17,857,140 of RSUs outstanding. As of September 30, 2023, the future expected compensation expense to be recorded is approximately $13 million.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company entered a settlement with the state of Arizona related to the delivery of Casita units prior to receiving certification from the state. The Company paid $48,000 and agreed to reconstruct the units already delivered, and make sure any subsequent delivered units adhere to the regulations.

In connection with the Casita’s delivered in Arizona, the Company entered a settlement with a customer related to the costs of reconstruction of the Casita units. Under the terms of the settlement agreement, the customer has agreed to pay the first $1,000,000 in costs, and 90% of any costs more than the $1,000,000. The Company will only incur 50% of shipping costs should the contract be cancelled, and the units returned. The Company accrued a $570,000 warranty for such costs and any costs related to the 10-year limited warranty offered to the customer.

The Company received certification from ICC Evaluation Service related to the structural panels of the Casitas, which assist with procuring “plan approval” from various state regulatory agencies.

The Company is party to various legal proceedings and claims from time to time. A liability will be accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss is remote. However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of these proceedings.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 20, 2023, the issuance date of these consolidated financial statements.

Preferred Stock

During October through November 20, 2023, the Company issued 3,282,753 Series A-2 shares for gross proceeds of $2,476,000 under U.S. raises in reliance on Regulation D. Under Regulation CF, the Company issued 4,078,982 Series A-2 shares for gross proceeds of $3,263,186.

From September 1, 2023, to November 20, 2023, the Company received reservations for its Non-Voting Series A-3 Preferred Stock for $1,251,200 at a base share price of $0.80. Investors in this offering are eligible to receive up to 100% bonus shares based on predefined criteria found in the offering document.

Restricted Stock Units

Subsequent to September 30, 2023, the Company authorized the issuance of RSUs. As of November 20, 2023, there were 8,785,719 newly granted shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes for the years ended December 31, 2022 included in our most recent amendment to our Registration Statement on Form 10. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors. We discuss certain factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q.

Our Company

Boxabl is on a mission to bring building construction in line with modern manufacturing processes by creating a superior residential and commercial building that can be completed in far less time and cost than traditional construction. Boxabl was first organized as a limited liability company in Nevada on December 2, 2017, and reorganized as a Nevada corporation on June 16, 2020. Our core technology was invented by our Chief Executive Officer, Paolo Tiramani, Director of Marketing, Galiano Tiramani, and our lead engineer, Kyle Denman. The core product that we offer is the “Building Box,” which consists of room modules that ship to site at a low cost and can be stacked and connected to build most any shape and style of finished buildings. Our first product available for sale is our 19x19 ft. Casita Box, featuring a full-size kitchen, bedroom, bathroom, and living area. We will continue to evaluate market demand for other dimensions, including 19x19 ft., 19x30 ft., 19x40 ft., and 19x60 ft.

Trend Information

We are in the process of scaling our factories and production of Boxes to meet the demand for our products, and our results to date reflect these efforts. In addition to our initial manufacturing facility (Factory 1), which we took possession of in May 2021, we expanded our production capacity by signing a lease for a second manufacturing facility (Factory 3) in June 2022 and a third manufacturing facility (Factory 2) in May 2023. During the quarter ended September 30, 2023, we received equipment for installation in our recently leased additional space to support our Casita Second Generation ramp-up in production expected for first half 2024.

To date in 2023, we have manufactured 245 Casitas primarily planned to fulfill an order with one of our customers in Arizona but have not made any deliveries to customers. Various permits from state and local governments are required in order to sell and install the Casitas. The permitting process has caused delays in the delivery of the product and has affected the timing or amount of the Company’s revenues. Currently, the Company is in the process of obtaining various permits related to the Casitas, including modular certification in Arizona and other states as well. See Item 8. Legal Proceedings – Arizona Department of Housing Settlement. Since the Arizona order has been postponed until further notice due to modular certification requirements, the units that were previously reserved for that project can now be sold for other projects. The Company intends to sell all completed units upon completion of this project to customers in states where there is no state modular program as well as for projects that are under a different classification such as park model RVs or government projects. We currently have purchase orders for Casitas to be placed in Oklahoma where there is no state modular program. Nevertheless, these new sales may face delays due to the time needed to prepare the site for installation, arrange capital for payment of amounts due to the Company by the purchaser, and other preparatory steps that need to be taken in order to arrange delivery and installation of the units.   We also sent a survey to those on our waitlist requesting information regarding who is able to receive delivery and whether that potential customer would install their unit or units in a jurisdiction with significant permitting or other regulatory requirements. Accordingly, we plan to resume sales to customers in states where there is no state modular program as well as for projects that are under a different classification such as park model RVs or government projects. We currently have purchase orders for Casitas to be placed in Oklahoma where there is no state modular program.

Also, because of our initial sales of Casitas, we were able to receive important feedback from our initial customers that allowed us to identify needs to improve in the First Generation Casitas that we currently maintain in our inventory. We are committed to ensuring that all completed products are held to the highest standard of quality, consequently we started the process to improve our current inventory while initial analysis conducted internally estimates the potential costs at approximately $1,760 in materials and $1,320 in labor per unit. However, these improvements have temporarily impacted on our potential revenue stream. See “Note 4 – Inventory” in the accompanying financial statements.

All new sales may face delays due to the time needed to prepare the site for installation, arrange capital for payment of amounts due to the Company by the purchaser, and other preparatory steps that need to be taken in order to arrange delivery and installation of the units.

In addition to production changes, we have seen increased stability in terms of employee turnover. As of the quarter ended September 30, 2023, our turnover has fallen to approximately 1.7%, which assists productivity because we need to spend less time training new employees in our manufacturing process. However, there is no guarantee that our efforts will resolve all of the challenges we face in ramping up production of Casitas sufficient to meet demand.

We are also working to secure the supply of materials that are essential to our production process, such as sheet steel, EPS foam, and PVC extrusions. We do expect a reduction in the supply of goods and materials from our Chinese suppliers, who currently supply the magnesium oxide board that will be removed in Generation 2.0 of the product. We will continue to follow the various government policies and advice, in reference to the materials used in our Boxes and, in parallel, we will do our utmost to continuously improve our operations in the best and safest way possible.

Operating Results

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

The Company incurred a net loss of $9,539,176 and $11,434,937 for the three-month periods ended September 30, 2023 and 2022, respectively. The Company hasn’t been able to sell its core product due to quality and regulatory issues which are being addressed and expected to be resolved over the next six months. See “Trend Information” for more details.

Revenues

Gross revenue from sales for the three months of the period ending September 30, 2023 and 2022 were $62,830 and $170,000, respectively. For the three-months ended September 30, 2023, we also generated $36,500 in service revenues from on-sight training provided to potential contractors. As discussed above, the permitting process has caused delays in the delivery of the product and has affected the timing or amount of the Company’s revenues. Currently, the Company is in the process of obtaining various permits related to the Casitas. For more details, please see – “Planned Timeline,” below.

Cost of Goods Sold

Cost of goods sold offset the Company’s revenue for the three-month periods ending September 30, 2023 and 2022 by $3,476,331 and $5,920,404, respectively. Costs of goods sold include raw materials and assembly costs, shipping, labor and manufacturing overhead costs. As of September 30, 2023, the cost to produce the Casita is down approximately 21% for direct material and 30% for direct labor from a year before.   We were able to achieve these cost-per-unit efficiencies through improvements in our production procedures that reduced direct labor cost and reduced scrap costs. This does not include improvements coming from our next generation design and automated manufacturing equipment expected next year. In September 2023, the cost to produce a Casita was approximately $32,000 for direct material and $11,830 direct labor cost. As the Company begins to ramp up production, the Cost of Goods Sold contains a portion of manufacturing overhead such as stock-based compensation which were not capitalized.

Operating Expenses

General and Administrative

During the three-month period ending September 30, 2023 and 2022, general and administrative has been our largest operating expense at $3,133,966 and $2,999,553, respectively. General and administrative expenses generally consist of salaries, payroll costs from hiring positions on the factory floor, and company administration. As we expand production capacity, we expect these expenses to continue to grow. We also expect further increases in rent, shop supplies, utilities, and payroll expenses as we continue to ramp up operations.

Sales and Marketing

During the three-month period ending September 30, 2023 and 2022, our expenses related to sales and marketing increased to $1,667,104 from $1,654,245. Sales and marketing expenses generally consist of advertising and promotions.

Research and Developments

Our expenses related to research and development increased to $2,138,835 for the three-month period ended September 30, 2023, compared to $1,030,735 for the same period 2022. As R&D is essential to the testing and development of our product, we expect this expense to continue to increase. For a more detailed discussion of the main cost drivers of R&D, please see Fiscal Quarter Ended September 30, 2023 Compared with the Quarter Ended September 30, 2022 – Operating Expenses, below.

Other Expense (Income)

As a result of its previous fundraising, we have been able to set aside funds for future use that have been invested into U.S. treasury notes. As a result, for the three months ended September 30, 2023 and 2022, we recorded interest income of $749,738 and $0, respectively. We also recorded other income for the three-month period ended September 30, 2023, of $27,992 and $0 for the three months period ended September 30, 2023 and 2022, respectively.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

Revenues

Our gross revenues from sales for the nine-month period ended September 30, 2023 were $160,094 compared to $7,818,746 in revenues for the nine month period ended September 30, 2022. Revenue for the first nine months of 2023 and 2022 were generated from our core business activity of manufacturing and delivering our Casita Boxes and related services, with a limited about of service revenue generated in 2023.

Cost of Goods Sold

Cost of goods sold for the nine-month period ended September 30, 2023 was $7,525,107 compared to $18,415,106 for the nine-month period ended September 30, 2022.

Costs of goods sold include raw materials and assembly costs, shipping, labor, and manufacturing overhead. As we continue to refine and scale up operations, we anticipate our costs of goods coming in line with revenues in order to achieve positive net revenues.

Also included in the costs of goods sold in 2022 and the first part of 2023 was a 1% royalty on sale of Casita Boxes paid to Build IP LLC, a company formerly controlled by our founder and CEO, Paolo Tiramani, under the terms of our exclusive license agreement to utilize the patented technology necessary to produce and deliver our Boxes. On June 15, 2023, Boxabl merged with 500 Group, Inc., a Nevada corporation that was controlled by Paolo Tiramani and parent to Build IP (“500 Group”). As a result of this merger, all of the intellectual property held by Build IP now belongs to Boxabl and the licensing agreement is now void. As such, going forward, we will not be obligated to pay the 1% royalty.

Operating Expenses

General and administrative

During the nine-month period ending September 30, 2023 and 2022, general and administrative has been our largest operating expense at $10,180,733 and $7,314,244, respectively. General and administrative expenses generally consist of salaries, payroll costs from hiring positions on the factory floor, and company administration. As we expand production capacity, we expect these expenses to continue to grow. We also expect further increases in rent, shop supplies, utilities, and payroll expenses as we continue to ramp up operations.

Sales and marketing

During the nine-month period ending September 30, 2023 and 2022, our expenses related to sales and marketing decreased to $4,779,434 from $4,965,438. Sales and marketing expenses generally consist of advertising and promotions.

Research and development

Our expenses related to research and development increased to $5,104,363 for the nine-month period ended September 30, 2023, compared to $2,708,984 for the same period 2022. As R&D is essential to the testing and development of our product, we expect this expense to continue to increase.

Other Expense (Income)

Interest Income

As a result of its previous fundraising, we have been able to set aside funds for future use that have been invested into U.S. treasury notes. As a result, for the nine months ended September 30, 2023 and 2022, we recorded interest income of $2,395,651 and $0, respectively.

Other Income

We also recorded other income generated from activities unrelated to the Company’s core business for the nine-month period ended September 30, 2023, of $49,530 and $0 for the three months period ended September 30, 2023 and 2022, respectively. See Note 8.

Loss in Disposal of Assets

During the nine-months ended September 30, 2023, the Company recorded a loss on disposal of assets of $107,648. This was due to an equipment upgrade and the urgent need to remove the old equipment.

Extinguishment of Debt and Interest Expense

On April 1, 2022, in connection with the Company’s launch of their Regulation A offering, all convertible promissory notes were converted into 779,483,823 shares of Series A-1 Preferred stock, representing $44,800,271 of face value and $2,044,430 of accrued interest. Of the converted shares, 3,414,730 shares of Series A-1 Preferred stock, representing $210,000 of face value and $5,811 of accrued interest, were paid for by and issued to a related party. The Company recorded interest expense of $910,635 related to the accrual of interest and an extinguishment of debt loss of $577,325,408 during the nine months ended September 30, 2022, related to this conversion. The Company accounted for the transaction as an extinguishment of debt as the conversion terms enacted were significantly different than the stated conversion rates per the convertible promissory notes. Thus, the Company recorded the transaction at its fair market value. As a result, the Company recognized extinguishment of debt expense of $577,325,408 during the nine months ended September 30, 2022.

Deemed Dividends

On June 15, 2023, the Company engaged in an all-stock statutory merger with 500 Group, Inc., a Nevada corporation (“500 Group”) and its subsidiary Build IP. The Company exchanged 37,500,000 shares of its Non-Voting Series A-2 Preferred Stock for 500 Group’s 100 outstanding shares of 500 Group’s common stock in a transaction valued at $30,000,000, or $0.80 per share. Due to the common control of the Company, 500 Group and Build IP by the Company’s Chief Executive Officer, this transaction was accounted for under the common control accounting standards. In addition, 500 Group and Build IP didn’t have substantial assets, liabilities or operations. Thus, the Company treated the transaction as an asset acquisition, recording $272,493 as intangible assets, which represented the patents at its historical carrying value, and the remaining consideration of $29,724,541 as a deemed dividend. The deemed dividend was offset against the Series A-2 Preferred Stock account as the Company currently has an accumulated deficit.

Based on the foregoing, we incurred an operating loss of $27,393,043, a net loss of $25,055,510, and a net loss attributed to common stockholders of $54,780,051 for the nine months ended September 30, 2023, compared to an operating loss of $25,585,026, a net loss of $603,771,903, and a net loss attributed to common stockholders of $603,771,903 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Sources of Liquidity

To date, our operations have been financed by our exempt offerings of securities made in reliance on Regulation A, Regulation CF and both Rule 506(c) and Rule 506(b) of Regulation D. For details regarding our securities offerings, see below “Sales of Securities.”

Cash and Cash Equivalents

As of September 30, 2023, the Company held $27,483,666 in cash and cash equivalents and $29,820,605 in investments in short-term treasury notes, compared to $9,024,802 in cash and cash equivalents, and $74,384,612 held in short-term treasury notes as of December 31, 2022.

Inventory

Our physical assets increased significantly with inventory of $17,795,382 as of September 30, 2023, which is primarily finished goods, compared to $8,242,947 as of December 31, 2022, which was primarily raw materials. As we continue producing Casita Boxes, the amount of inventory consisting of finished goods has increased compared to the amount of raw materials as inventory.

Property, Plant and Equipment

Property, Plant and Equipment increased to $11,090,398 as of September 30, 2023, from $7,738,093 at December 31, 2022 resulting from additional capital improvements to our manufacturing facility.

In addition to installed capital equipment, as of September 30, 2023, we recorded $6,891,912 in deposits related to production equipment, compared to $3,901,537 as of December 31, 2022. As of November 20, 2023, we have a commitment to pay an additional $12,048,011 for this equipment.

Sales of Securities

Sales of Capital Stock

In the third quarter of 2023, the Company sold 2,113,400 shares of Non-Voting Series A-2 Preferred Stock for gross proceeds of $1,578,403 in reliance on Regulation D.

The Company also anticipates seeking an additional $700,000,000 in debt financing to advance its business objectives.

Convertible Promissory Notes

Between November 17, 2020, and April 1, 2022, the Company sold $44,800,271 in Convertible Promissory Notes in an exempt offering made in reliance on Rule 506(c) of Regulation D. On April 1, 2022, all of the Convertible Promissory Notes converted into 779,483,823 shares of Non-Voting Series A-1 Preferred Stock representing the principal amount due plus $2,044,430 of accrued interest. As discussed above, our income statement includes a net loss of $610,748,564 for FYE 2022, of which $577,325,408 represents the extinguishment of debt through the conversion of our Convertible Promissory Notes.

On April 1, 2022, the Company’s Convertible Promissory Notes converted into 779,483,823 shares of Non-Voting Series A-1 Preferred Stock representing the principal amount due of $44,800,271 plus $2,044,430 of accrued interest. Purchasers of Convertible Promissory Notes were entitled to different conversion terms such that larger investments received more shares per dollar upon conversion resulting in the enacted conversion terms differing from those stated in the Convertible Promissory Notes. Accordingly, the conversion has been recorded at fair market value and accounted as an extinguishment of debt in the amount of $577,325,408 for the fiscal year ended December 31, 2022 (“FYE 2022”). The Company also recorded interest expense of $910,635 for FYE 2022 related to the accrual of interest. As a result, we incurred a net loss of $610,748,564 in FYE 2022 compared to a net loss of $13,584,157 for the fiscal year ended December 31, 2021 (“FYE 2021”). The extinguishment of debt also impacted our balance sheet such that the Company has an accumulated deficit of $626,313,828 at FYE 2022 compared to $15,565,264 for FYE 2021. Additionally, our income statement includes a net loss of $610,748,564 for FYE 2022, of which $577,325,408 represents the extinguishment of debt through the conversion of our Convertible Promissory Notes.

Material Commitments and Obligations

Expense Commitments

As of September 30, 2023, we reported current lease liabilities of $3,108,030 compared to $1,000,225 as of December 31, 2022. Our long-term lease liability increased to $11,481,374 as of September 30, 2023, from $3,090,823 as of December 31, 2022.

Customer Deposits

Our main non-lease liability is the Company’s obligation to customers who have placed deposits on the purchase of a Casita. As of September 30, 2023, the Company held Customer deposits in the amount of $4,087,324, a decrease from $4,257,424 as of December 31, 2022. See “Trend Information.”

Deferred Revenue

As of September 30, 2023, our balance sheet carried $2,572,005 deferred revenue related to purchase orders from Oklahoma (see “Trend Information”) and the Purchase Agreement with Pronghorn Services LLC (included as Exhibit 10.9). The Company notes that while the agreement was never executed, the parties have been acting under the terms of the agreement, with the Company receiving the full payment of the purchase orders ahead of shipping units). Pursuant to our method for recognizing revenue (see Critical Accounting Policies below), deferred revenue reflects the amount that had not yet been delivered as of the date of the consolidated financial statements.

Critical Accounting Estimates

Revenue Recognition

The Company recognizes revenue when its performance obligations have been satisfied through the transfer of our Casita(s) to the Company’s customers. Transfers are deemed to have taken place upon shipment of the Casita and when the title has passed to our customer, including transfer of legal title, physical possession, the risk and rewards of ownership and customer acceptance. Acceptance occurs upon shipment of the product.

Deposits for Casitas are treated as a liability until the criteria for revenue recognition has been met, at which time the deposit will be treated as revenue. The customer can request a refund of the deposit until a sale agreement has been executed, and therefore is reflected on our consolidated financial statements as a deposit as opposed to a sales contract.

Right of Use Leases

As of September 30, 2023, the future annual maturities of the Company’s operating lease liabilities are as follows:

Fiscal Year
2023	$938,470
2024	3,854,330
2025	3,997,077
2026	3,839,155
2027	2,102,298
2028	1,509,281
2029	257,403
Total Lease Payments	16,498,014
Less: Imputed Interest	(1,908,610)
Total Lease Liabilities	$14,589,404

As of September 30, 2023, the weighted average remaining lease term is 4.3 years. The weighted average incremental borrowing rate is 5.00%.

Planned Timeline

With the success of our initial fundraising through our offerings under Regulation A, Regulation D, and Regulation CF, we have continued to advance our planned timeline beyond initial testing of Casitas, delivery of orders, and developing Factory 2 and 3. As of November 20, 2023, we see our next 12-month timeline as follows:

Month 1-3:

Upgrade Factory 1 equipment including: CNC equipment, Lamination Line, Paint Line, and Casita Assembly Conveyor System and complete setup of Factory 2 and continue with the integration into our production process. The expected capital expenditure is $11,500,000.

Complete the partial rework to improve completed Generation 1.0 Casitas. Total expected rework cost is $1,010,000.

Obtain plant and Casita 1.0 certification in Arizona and continue certification process in other states (California and Nevada). Begin delivery of initial orders.

Month 3-6:	Begin production of our next generation Casita Obtain Casita 2.0 certification in several states including Arizona, California and Nevada.

Month 7-9:	Begin ramp up of production to achieve our desired production at scale 6for our facilities in Nevada.

Month 10+:	Complete ramp up of production to achieve our desired production at scale for our facilities in Nevada.

On the regulatory side of our business, we are working to achieve Generation 1.0 state modular approvals required for our Casitas in California, Arizona, and Nevada by Q4 2023. We anticipate the potential achieving of Generation 2.0 state modular approvals for our Casitas and our 2-bedroom units in California, Arizona, Nevada in Q1 2024.

There is no assurance that we will be able to meet this timeline. It is provided to identify our intentions for moving forward during the next 12 months of operation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management are required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were not effective as of September 30, 2023.

Management recognized that during the preparation of our December 31, 2022, Financial Statements, the Company recorded material post close adjustments related to warranties, stock-based compensation, extinguishment of debt, and other items. In addition, the initial consolidated financial statement disclosures related to these items were insufficient and additional revisions were required to conform with accounting principles generally accepted in the US. This situation led to delays in the process and evidenced the need to improve the existent control environment including the experience and knowledge of the team. See the “Changes in Internal Control Over Financial Reporting”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to September 30, 2023, the Company has hired a Chief Financial Officer to remediate these material weaknesses. The Company is now in the process of hiring three additional accounting related roles, including a corporate controller. The Company will continue the process of implementing key control procedures and policies in accordance with the COSO framework. The Company intends to transition to a Standard Cost accounting practices in 2024.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Arizona Department of Housing Settlement

On January 23, 2023, the Department of Housing in and for the State of Arizona (the “Arizona Department of Housing”) sent a citation and complaint claiming that Boxabl was in violation of several Arizona laws and codes related to delivery of Casitas for which we understood the specific codes did not apply. These violations included failure to obtain necessary permits, not submitting compliance assurance documents, lack of proper certification for the manufacturing facility, and knowingly violating laws and rules. On February 28, 2023, the Arizona Housing Department issued the Company with an administrative fine of $48,000 and ordered us not to ship further Casitas into Arizona until we have obtained the necessary certifications. On April 21, 2023, the Company entered into a settlement agreement with the Arizona Department of Housing under which it agreed to work with its customers, Pronghorn Services, LLC (“Pronghorn”) and Freeport McMoRan Inc. (“Freeport”) (together with the Company, the “Parties”), to undertake an evaluation of the Casitas delivered to determine whether the Casitas can be reconstructed as required for compliance with Arizona laws and the requirements of the Arizona Department of Housing. Under the settlement, Freeport is facilitating the establishment of an engineering plan and mutually agreed upon schedule for reconstruction as determined with the Arizona Department of Housing. In the event the reconstruction plan is not timely submitted, or the Arizona Department of Housing does not approve the reconstruction plan, or Freeport elects not to commit to the reconstruction plan, then the Parties shall be jointly and severally liable and responsible for removal of the units within 45 days.

In a separate settlement between the Parties, dated May 30, 2023, regarding the costs of the reconstruction of the Casitas, Freeport has assumed responsibility to pay reconstruction costs, but the Company will be responsible for 10% of any costs in excess of $1,000,000. The Company will also incur 50% of shipping costs in the event the contract is canceled and the Casitas removed. The Company accrued a $570,000 warranty for such costs and any costs related to the 10-year limited warranty offering to Pronghorn.

Litigation Against Former Employees

On or about June 13, 2023, the Company filed two lawsuits against former employees alleging claims including breach of contract, violations of the Computer Fraud & Abuse Act, violations of the Defend Trade Secrets Act, conversion, unjust enrichment, breach of covenant of good faith and fair dealing, and demand for temporary and permanent injunctive relief. These litigation matters remain pending. Management does not anticipate these matters will have a material impact on the Company’s results of operations or financial condition.

On or about March 2023, the Company discovered through one of its compliance programs that a former employee had issued fraudulent securities. An internal investigation was commenced and the matter was reported to the Federal Bureau of Investigation. Shortly thereafter, the Company filed a lawsuit against this former employee for breach of contract, violations of the Computer Fraud and Abuse Act, violations of the Defend Trade Secrets Act, Conversion, Unjust Enrichment, Breach of the Covenant of Good Faith and Fair Dealing and for a temporary and permanent injunction. The matter remains pending in the U.S. District Court for the District of Nevada. Management does not anticipate these matters will have a material impact on the Company’s results of operations or financial condition.

On September 2, 2022, Boxabl received notice of a charge of employment discrimination had been filed with the Equal Employment Opportunity Commission (“EEOC”) against Boxabl under Title VII of the Civil Rights Act of 1964 (Title VII). The circumstances of the alleged discrimination are alleged to have occurred on or about May 1, 2022. On October 3, 2022, Boxabl (through counsel) filed a position statement refuting the allegations and providing supporting documentation of Boxabl’s position. The matter is pending before the EEOC. Management does not anticipate these matters will have a material impact on the Company’s results of operations or financial condition.

On or about September 25, 2023, Boxabl received notice of a charge of unfair labor practices had been filed with the National Labor Relations Board against Boxabl under Section 7 of the NLRA. The circumstances of the alleged charge are alleged to have occurred between March 2023 and September 2023. On or about October 12, 2023, Boxabl (through counsel) filed a position statement refuting the allegations and providing supporting documentation of Boxabl’s position. The matter is pending before the NLRB. Management does not anticipate these matters will have a material impact on the Company’s results of operations or financial condition.

Other Litigation

On June 13, 2023, the Company filed a lawsuit against a person, not affiliated with the Company, alleging claims based on business disparagement and defamation of the Company. Management does not anticipate the matter will have a material impact on the Company’s results of operations or financial condition.

On November 19, 2021, a former employee, who served as Chief Operating Officer during the seven-month period from March 2021 until September 27, 2021, at which time he was terminated, filed a complaint against the Company and its directors in the Eighth Judicial District Court of Clark County, Nevada, claiming breach of contract and wrongful termination. While the legal action has proceeded to discovery, the Company denies the merit of the allegations and will continue to defend against them. Management does not anticipate these matters will have a material impact on the Company’s results of operations or financial condition.

On or about October 5, 2023, Leader Capital High Quality Income Fund, a series of Leader Funds Trust, a Delaware statutory trust, commenced an action against Boxabl and other defendants in the District Court for Nevada asserting claims for breach of duty to register a transfer of a security (NRS 104.8401), Conversion, Intentional Interference with Prospective Economic Advantage. Plaintiff claims that it requested the removal of a restrictive legend to shares held by Plaintiff and that Boxabl refused and/or delayed approval of the removal and caused Plaintiff to suffer damages. Boxabl denies the merit of the allegations and damages sought and will continue to defend against them. Management does not anticipate these matters will have a material impact on the Company’s results of operations or financial condition.

We know of no other existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

The Company is party to various legal proceedings and claims from time to time. A liability will be accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss is remote. However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of these proceedings.

Item 1A. RISK FACTORS

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 229.10(f)(1). See Note 11.

Item 2. Unregistered Sales of Equity Securities

Since December 31, 2019, the Company has engaged in the following offerings of securities (with the number of shared issued adjusted to reflect the 10-for-1 forward stock split effected by the company on November 23, 2021):

☐	From July 14, 2020 through October 10, 2020, the Company sold 76,428,570 shares of Non-Voting Series A Preferred Stock* and the underlying Common Stock into which they convert under Regulation Crowdfunding for a total of $1,070,000.

☐	From July 14, 2020 through October 10, 2020, the Company sold 78,730,340 shares of Non-Voting Series A Preferred Stock and the underlying Common Stock into which they convert under Rule 506(c) of Regulation D for a total of $1,102,225.

☐	From December 2, 2020 through May 22, 2021, the Company sold 33,349,920 shares of Non-Voting Series A Preferred Stock and the underlying Common Stock into which they convert under Rule 506(b) of Regulation D for a total of $566,950.

☐	From November 17, 2020, through April 1, 2022, the Company sold Convertible Promissory Notes, which converted into shares of Non-Voting Series A-1 Preferred Stock* on April 1, 2022, under Rule 506(c) of Regulation D for a total of $44,800,271. For details regarding the conversion of the Convertible Promissory Notes, see Item 2. Financial Information – Sale and Subsequent Conversion of Convertible Promissory Notes.

☐	From May 3, 2021, through November 13, 2021, the Company sold 68,097,240 shares of Non-Voting Series A-1 Preferred Stock and the underlying shares of Common Stock into which they convert under Regulation Crowdfunding for a total of $4,834,904.

☐	On March 31, 2022, the Company commenced a Regulation A offering in which it sold Non-Voting Series A Preferred Stock, Non-Voting Series A-1 Preferred Stock, Non-Voting Series A-2 Preferred Stock* and the underlying shares of Common Stock into which they convert. The Regulation A offering also included selling securityholders selling Common Stock. The offering terminated on January 12, 2023, by which time the Company had sold 5,913,600 shares of Non-Voting Series A Preferred Stock for a total of $82,533; 741,700 shares of Non-Voting Series A-1 Preferred Stock for a total of $58,594; 81,064,147 shares of Non-Voting Series A-2 Preferred Stock for a total of $64,850,262; and the selling securityholders sold 12,488,400 shares of Common Stock for a total of $9,990,720.

☐	From August 25, 2022 through February 20, 2023, the Company sold 5,913,887 shares of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert for a total of $4,731,110 in reliance on Regulation Crowdfunding.

☐	Beginning November 23, 2021, and continuing into 2023, the Company has been engaged in an exempt offering of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert pursuant to Rule 506(c) of Regulation D. As of September 30, 2023, the Company has sold 43,915,600 shares for gross proceeds of approximately $32,993,120.

☐	On June 15, 2023, the Company engaged in a statutory merger with an affiliated corporation, 500 Group, in which the Company exchanged 37,500,000 shares of Non-Voting Series A-2 Preferred Stock in exchange for 500 Group’s 100 outstanding shares of Common Stock in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. For details, see Item 7. Certain Relationships and Related Transactions and Director Independence.

☐	Between September 18 and October 9, 2023, the Company conducted an offering of its Series A-2 Preferred Stock in reliance on Regulation Crowdfunding. The Company sold 4,078,982 shares of Series A-2 Preferred Stock for gross proceeds of approximately $3,263,186.

☐	As of September 30, 2023, the Company sold approximately 116,250 shares of Series A-2 Preferred Stock for gross proceeds of US$93,000 in an ongoing Canadian offering made in reliance on Rule 506(c) of Regulation D.

* All classes of Preferred Stock convert into Common Stock upon the Company undertaking a firm underwriting registered offering (an “IPO”) or an offering under Regulation A.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Title of Document

3.1	Fifth Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Form of Fourth Amended and Restated Stockholders Agreement (3)
10.1	Facilities Lease Agreement (4)
10.2	Initial Purchase Orders and Related Agreements (5)
10.3	Form of Room Module Order Agreement (6)
10.4	Promissory Note with Paolo Tiramani (7)
10.5	Amendment No. 1 to 2021 Stock Option Plan (8)
10.6	Employment Agreement of Paolo Tiramani (9)
10.7	Employment Agreement of Galiano Tiramani (10)
10.8	Merger Agreement (11)
10.9	Purchase Agreement with Pronghorn Services LLC (12)
10.10	Amendment No. 1 to Facilities Lease Agreement (13)
10.11	Amendment No. 2 to Facilities Lease Agreement (14)
10.12	Amendment No. 3 to Facilities Lease Agreement (15)
10.13	Lease Agreement for Second Manufacturing Facility (16)
10.14	Lease Agreement for Casitas (17) *
10.15	Supercar System, Inc. Services Agreement (18)
10.16	Supercar System, Inc. Lease Agreement (19)
10.17	Form of Award for Employees (20)
10.18	Form of Award for Directors (21)
10.19	Martin Noe Costas Offer Letter (22)
10.20	Restricted Stock Unit Agreement between the Company and Martin Noe Costas (23)*
31.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

(1)	Filed as Exhibit 3.1 to Amendment No. 1 to the Boxabl Inc. Registration Statement on Form 10 filed October 26, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(2)	Filed as Exhibit 2.2 to the Boxabl Inc. Regulation A Post-Qualification Offering Statement on Form 1-A filed on September 19, 2022 (Commission File No. 024-11419), and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to Amendment No. 1 to the Boxabl Inc. Registration Statement on Form 10 filed October 26, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(4)	Filed as Exhibit 6.2 to the Boxabl Inc. Regulation A Post-Qualification Offering Statement on Form 1-A filed on September 19, 2022 (Commission File No. 024-11419),and incorporated herein by reference.
(5)	Filed as Exhibit 6.4 to the Boxabl Inc. Regulation A Post-Qualification Offering Statement on Form 1-A filed September 19, 2022 (Commission File No. 024-11419), and incorporated herein by reference.
(6)	Filed as Exhibit 6.5 to the Boxabl Inc. Regulation A Post-Qualification Offering Statement on Form 1-A filed September 19, 2022 (Commission File No. 024-11419), and incorporated herein by reference.
(7)	Filed as Exhibit 6.6 to the Boxabl Inc. Regulation A Post-Qualification Offering Statement on Form 1-A filed September 19, 2022 (Commission File No. 024-11419), and incorporated herein by reference.
(8)	Filed as Exhibit 10.5 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(9)	Filed as Exhibit 10.6 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(10)	Filed as Exhibit 10.7 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(11)	Filed as Exhibit 10.8 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(12)	Filed as Exhibit 10.9 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(13)	Filed as Exhibit 10.10 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(14)	Filed as Exhibit 10.11 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(15)	Filed as Exhibit 10.12 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(16)	Filed as Exhibit 10.13 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(17)	Filed as Exhibit 10.14 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(18)	Filed as Exhibit 10.15 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(19)	Filed as Exhibit 10.16 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(20)	Filed as Exhibit 10.17 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(21)	Filed as Exhibit 10.18 to the Boxabl Inc. Registration Statement on Form 10 on August 10, 2023 (Commission File No. 000-56579), and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the Boxabl Inc. Current Report on Form 8-K filed October 13, 2023 (Commission File No. 000-56579) and incorporated herein by reference.
(23)	Filed as Exhibit 10.2 to the Boxabl Inc. Current Report on Form 8-K filed October 13, 2023 (Commission File No. 000-56579) and incorporated herein by reference.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXABL INC.
(Registrant)

Date: November 24, 2023
	By:	/s/ Paolo Tiramani
Paolo Tiramani
Chief Executive Officer and Director

	By:	/s/ Martin Costas
Martin Costas
Chief Financial Officer

