Form 10-K
period 2023-12-31
Boxabl Inc.
filed 2024-04-01
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023___________________________________________________

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to_________________________to__________________________________

Commission file number	000-56579

BOXABL Inc.

(Exact name of registrant as specified in its charter)

Nevada	85-2511929
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5345 E. N. Belt Road, North Las Vegas, NV	89115
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(702) 500-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Non-Voting Series A-3 Preferred Stock, $0.00001 par value

(Title of class)

Non-Voting Series A-2 Preferred Stock, $0.00001 par value

(Title of class)

Non-Voting Series A-1 Preferred Stock, $0.00001 par value

(Title of class)

Non-Voting Series A Preferred Stock, $0.00001 par value

(Title of class)

Common Stock, $0.00001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

No Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 1673 (01-23)	Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2023, that last business day of the registrant’s most recently completed fourth fiscal quarter was $861,010,546 based upon the per share price in our current offering under Regulation A.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 29, 2024, the registrant had 3,000,000,000 shares of Common Stock outstanding.

BOXABL Inc.

Form 10-K

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “BOXABL,” “the Company,” “we,” “us,” and “our” in this document refer to BOXABL Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

PART I

Item 1. Business.

The Company uses, and will continue to use, its website, press releases, and various social media channels, including its X (formerly known as Twitter) account (twitter.com/BOXABL), its LinkedIn account (https://www.linkedin.com/company/BOXABL/), its Facebook account (facebook.com/BOXABL), its TikTok account (tiktok.com/BOXABL), its Instagram account (instagram.com/BOXABL), and its YouTube account (youtube.com/@BOXABL), as additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information that the Company posts on its website, disseminated in press releases and on social media could be deemed to be material information, and the Company encourages investors, the media and others interested in the Company to review the business and financial information that the Company posts on its website, disseminates in press releases and on the social media channels identified above, as such information could be deemed as material information.

BOXABL Overview

BOXABL is on a mission to bring building construction in line with modern manufacturing processes by creating a superior residential and commercial building that can be completed in far less time and cost than traditional construction. Our value proposition offers a sustainable, safe, high quality, affordable, and quickly available smart solution.

The core product that we offer is the “Building Box”, which consists of room modules (“Boxes”) that ship to site at a low cost and can be stacked and connected to build most any shape and style of finished buildings. Our first product available for sale is our 19x19 ft. Casita Box, featuring a full-size kitchen, bedroom, bathroom, and living area. We will continue to evaluate market demand for other dimensions, including 19x30 ft. and 19x40 ft.

We believe there is significant market interest in our product based on receiving reservations of interest from over 175,000 customers through our Room Module Order Agreement, some of whom have placed small deposits to formalize their pre-order of the Casita when production begins. The company is also receiving interest from Developers, including a pre-order from one of the largest home builders in the US, Distributors, other Business to Business, and Business to Government potential channels. Since we started operations, we have completed delivery of an order received from ADS Inc. for 156 Casitas, an order received from Pronghorn Services LLC for 51 Casitas, and additional orders of 14 Casitas from various Customers. We are using our current capital to fund additional upgrades to our initial facility in Las Vegas that includes three buildings/factories with a total of 421,823 sq ft, with the main objective of increasing the Company’s production capacity.

BOXABL was first organized as a limited liability company in Nevada on December 2, 2017, and reorganized as a Nevada corporation on June 16, 2020. Our core technology was invented by our Chief Executive Officer, Paolo Tiramani, Director of Marketing, Galiano Tiramani, and our Director of Engineering, Kyle Denman. Until recently, the technology was owned by Build IP LLC, a Nevada limited liability company specially formed as a holding company for the intellectual property (“Build IP”), owned by our CEO, Paolo Tiramani. Under an exclusive licensing agreement, BOXABL paid Build IP a license fee equivalent to 1% of the net selling price generated by the sale of Casitas. On June 15, 2023, BOXABL merged with 500 Group, Inc., a Nevada corporation that is controlled by Paolo Tiramani and parent to Build IP (“500 Group”). As a result of this merger, all of the intellectual property held by Build IP now belongs to BOXABL and the licensing agreement is now void. For details, see Certain Relationships and Related Transactions and Director Independence.

Our Mission and Innovation

One of the prime drivers of the limitations on construction is the ability to ship finished products to a job site. At BOXABL, we realized that innovation in modular construction would not be possible without innovation in shipping. BOXABL’s patented shipping technology allows us to serve large geographic areas from one BOXABL factory. With this shipping technology, we believe that the location of our flagship factory in North Las Vegas, Nevada will be able to produce products that can be delivered to anywhere in the US, and even international markets.

Our innovations in shipping are only possible because of our unique methods for constructing our building modules. Our “Building Box” system and Box design were created specifically to maximize repeatability in manufacturing and to leverage supply chain. In addition, our reimagined manufacturing process is simplified and efficient resulting in a sustainable, high quality, fast, and cost-effective solution. This is achieved in part by dramatically reducing the individual components in the build compared to traditional building, which requires stacks of lumber and thousands of nails. Significantly fewer components result in significantly less production costs during manufacturing.

Market Opportunity

While we believe ADUs are an accessible entry point to the market, BOXABL is not limited to small residential units. We expect that the BOXABL product can be used in a wide range of building types — residential, commercial, disaster relief, high rise, multi-family, apartment, military, labor housing and more.

For instance, we recently announced a new prototype, frequently referenced as the “GOLDIBOX” with three-bedrooms, two-and-a-half bathrooms and an outdoor deck, which is expanding public understanding of BOXABL beyond tiny houses and is already getting a lot of attention from Developers. We can produce multi-bedroom units with our 19x19 ft. Boxes.

Our Products

The BOXABL Solution

The BOXABL product represents a new take on modular construction. It is a factory-finished room module system that can be quickly stacked and arranged on site (the “Boxes”), and that provides the majority of the building envelope and functions. We expect this will allow builders to dramatically reduce build time and costs while increasing quality and features.

The first step in factory manufacturing of large buildings was creating a feasible shipping solution. Our goal was to ship without the need for oversized loads, which require extra permitting, follow cars, police escorts, restricted routes and other problems that increase costs dramatically. Our design achieves the largest possible room that can be fit into standard shipping dimensions, meeting highway, sea and rail transportation requirements. It also allows for more delivery options for the delivery of our Boxes, including haulage by pickup truck. The first BOXABL product is the Casita, a 19X19 ft. room that folds down to 8.5 ft. wide for shipping, and still has sufficient space for factory-installed kitchens, bathrooms and more. Each Casita unit is a separate Box. Our Boxes take the heavy lifting of a building’s construction out of the field and move it into the factory, where it belongs.

Our sales and installation experience to date has experienced various delays due to required permits, the time needed to prepare the site for installation, arrange capital for payment of amounts due to the Company by the purchaser, and other preparatory steps that need to be taken in order to arrange delivery and installation of the units. To offset some of these delays, we implemented a training solution to certify installers across the United States. The BOXABL University program allows us to build a network of trusted contractors in various locations who can be easily connected to the end customer upon delivery.

Once the Boxes arrive at the jobsite, Boxes are installed and can be assembled together in a plug-and-play manner by the Company’s preferred installers to create a finished home of almost any size and style. A typical Box like our Casita model can be assembled on site in one day. The speed, quality, features and price of the BOXABL product are superior to traditional building methods.

Smart Manufacturing

BOXABL Boxes are not built like traditional homes, as they have been engineered with mass production in mind. This design includes a significant reduction in the number of standard components compared to traditional construction, aiding in the manufacturing process. BOXABL Boxes are built with laminated panel technology instead of a standard stick frame construction. This means each wall panel that BOXABL manufactures consists of fewer individual components. A comparable traditional wall has many individual components and requires 3 or more separate skilled trades to complete (e.g., framing, sheetrock, exterior finish, etc.). Many raw materials in the BOXABL Boxes will be processed by off-the-shelf computer numerical control (CNC) equipment to cut and form materials to a given design. The use of CNC equipment will give us a degree of automation right away, which we intend to expand to allow for the manufacturing process to be more fully automated.

We manufactured 260 Casitas Boxes in 2023. Our future production is expected to increase significantly with the introduction of new technology. We started making upgrades, including new equipment for approximately $15,000,000 from where we already paid approximately $13,000,000 and are currently under the final building phase by our vendor. These include equipment such as a new automated panel lamination system, CNC cutting equipment, a conveyor system that moves houses down our assembly line, a new paint booth system, assembly stations and electrical upgrades to our facilities. The new volume is expected to result in a superior value proposition in terms of sustainability, quality, affordability and availability.

The equipment was originally expected for Q2 2024. However, on March 13, 2024, the company formalized a notice to Brave Control Solutions Inc.(“Brave”), our main vendor for the new equipment as Brave is in breach of our Contracts for failing to timely manufacture and deliver the equipment specified in the Contracts. We understand that several of the delays were the result of Brave’s failure to pay its vendors and suppliers. We demanded Brave to immediately accelerate its work and processes and complete its performance under the Contracts as soon as possible.

The Company will continue to focus on, and improve, our Casita Generation 1 production line while expecting a quick resolution for Casita Generation 2 new equipment.

The System

Efficient factory environments thrive on repeatability. We can achieve the lowest cost and better quality by building the same product over and over, leaving it to the final assembly to create unique structures. The BOXABL factory can build our Boxes in different sizes, with different floorplans, and the builder can stack, arrange and dress the boxes however they desire for a custom building.

Building Materials

Our laminated wall panel technology replaces standard lumber framing, by including steel exterior skin, expanded polystyrene (EPS) foam, magnesium oxide board, hybrid fiber-cement and nonstandard lumber frame. We are able to source these materials from multiple suppliers and are not reliant on any particular vendor. Our product is compatible with automation, CNC, and the factory environment.

BOXABL has differentiated certain building designs into “Generation 1.0” and “Generation 2.0”. In Generation 1.0, we utilized a proprietary structurally insulated panel design with steel and magnesium oxide skins, EPS core, and a hybrid lumber-PVC frame. As a result of our initial sales of Casitas, we were able to receive important feedback from our initial customers that allowed us to identify opportunities for improvement in the Generation 1.0 Casitas. We are committed to ensuring that all completed products are held to the highest standard of quality, consequently we started the process to improve our current inventory. See Note 4 – Inventory in the accompanying financial statements.

In Generation 2.0 that is expected to start production once we receive our new technology, we are utilizing a hybrid fiber-cement and steel skin with a reinforced EPS core and nonstandard lumber frame. We are currently working to secure the supply of materials that are essential to our production process, such as sheet steel, EPS foam, and PVC extrusions. We expect the removal of the magnesium oxide board in the Generation 2.0 product will result in expanded domestic supply chain opportunities and potential cost reductions.

Product Features

The BOXABL building system has many features and solutions that reduce pain points for builders and offer an attractive product for consumers. We continue to improve the product and experiment with different building materials and manufacturing methods. Our current product has the following features.

Resilient Panels: Fire resistant, Flood resistant, Bug resistant, and Mold resistant.

Structural Strength: Snow load rated, Hurricane wind load rated, seismic rated, Light-weight requires smaller equipment to move, Unlimited unit-to-unit connections horizontally, and Three-unit high unit-to-unit connections vertically.

Design and Engineering: Sealing gaskets at joints, Precut chase network for all utilities in walls/roof/floor enable low-cost retrofit of electrical/sprinkler system/HVAC, 19x19 feet room modules, Multiple floor plans of room modules for potentially innumerable combinations, Reduced components designed for factory automation, and a streamlined production process similar to automotive assembly, rather than modular.

Shipping and Installation: Connects to any foundation, Packs down for low-cost shipping, Unfolds to 2x shipping volume, Crane pick points for faster setting, Weatherproof roofing membrane ships with unit, Simple field assembly requires less skilled labor apart from site work, Pre-plumbed for on-site hook up and does not require crawl space, All finishing work/paint/trim inside and out ships complete.

Energy Efficiency: Qualify for top energy rating, Reduced energy bills, Smaller sized HVAC, Minimal thermal bridging, Tight building envelope, High R-values continuous EPS insulation, High efficiency appliances and LED lights for minimal energy requirement.

Approval: Applied for pre-approval of our modular design, Mix and stack building system for easy custom plans, Full testing that includes fire/energy/structural.

Applicable Regulation

Our Boxes fall under different certification requirements depending on their end use. For instance, we are seeking to obtain Modular Manufacturer Licensure and Certification in every state that has an equivalent program. These products will be classified as units for Residential construction and are referred to as “Modular” or “Factory-Built” units, depending on the definitions established in the Authority Having Jurisdiction (AHJ). BOXABL was recently approved as a Master Manufacturer, under the Arizona Department of Housing, Factory Built Program, with License ID M-9E 9080. Now that BOXABL is certified in Arizona, we believe that it will be easier to obtain certification in other states as there are similarities in the certification requirements across jurisdictions. BOXABL has received a report recommending equivalent licensure and certification under the Nevada Housing Division, Manufactured Housing Division, program. Once processed, BOXABL will have completed licensure and certification under the existing Manufacturer License, ID M0996. BOXABL has achieved Modular Manufacturer licensure or registration in the following AHJs; California (#1547230), Texas (IHB-2214 & IHM-730), & New Mexico (#1514). Registration and licensure in the (x37) remaining AHJ with state level modular programs is in process.

For modular homes, some states require the approval of a third-party testing and inspection company, which will conduct product testing and factory inspections on behalf of the AHJ. There are a number of companies that provide such service. We have engaged several independent third-party inspection Agencies, including ICC-NTA, Twining Consulting (dba RADCO), PFS-TECO, NOAH, & MA Consulting & Engineering (MACE, LLC), to test and inspect our products for compliance in the applicable jurisdictions.

Some states like Alaska, Oklahoma, Utah, Wyoming, Hawaii, Delaware, West Virginia, and Vermont, do not have state modular housing programs. In those states, BOXABL buildings can be deployed by obtaining a permit from the local building departments. This has been validated by several projects located in Utah and Oklahoma.

BOXABL is also eligible to sell its Boxes as a Vehicle Manufacturer that produces Park Model Recreational Vehicles (PMRV), allowing us to deliver Casitas to customers under “park model” recreational vehicle classification in most states. This is done through compliance with the ANSI A119.5 code. Similar to the Federal Motor Vehicle Safety Standards (FMVSS), these require self-certification of compliance. In addition to self-certification, BOXABL maintains a membership in the Recreational Vehicle Association (“RVIA”), who authors the ANSI A119.5 PMRV requirements. By adding a permanent trailer/chassis to the BOXABL Casitas, this code is generally met.

Builders will still be required to obtain local building permits, as well as those necessary for tying into local water and electric services. The permitting and scope of work required will be dependent upon the end use. PMRV units fall under a different classification than Modular units and a regulated by different regulation and enforcement agencies.

In May 2023 we received a product listing from ICC-ES which indicates our Structurally Insulated Panels (SIP) meet the international building codes, for use in residential construction. This report can be found: https://icc-es.org/report-listing/ESR-4725/. BOXABL is engaged with Twining Consulting, dba RADCO, for testing and listing of the next generation of SIP. BOXABL is the sole consumer of the Listed SIP, though it can be sold to others as a listed building product, to be used in residential construction.

Recent adoption of “Tiny House” regulations opens additional markets for BOXABL’s products. These regulations are still in their infancy and vary drastically from one jurisdiction to another. Under “Tiny House” rules, a unit built to Modular, PMRV, HUD, or NOAH standards may qualify for installation. BOXABL is actively engaged in developing these regulations and standards to increase safety and quality of units produced, while bringing uniformity to the emerging industry.

Price

We believe that our production and shipping advantages will allow us to sell our BOXABL Boxes at competitive prices. The retail price for our initial product, the Casita, is $60 thousand, representing about $166/sq. ft. This price will not include shipping, land, permits, or site development, which will be the responsibility of the customer. The BOXABL solution is an attractive option for cost-conscious purchasers especially if compared to building costs in states like California that can be on the order of $400/sq. ft. Additionally, we think our large waitlist indicates that our price is very desirable.

As we increase our bulk purchasing and introduce greater amounts of automation into the production process, we may be able to reduce the consumer price in the future to capture a larger market.

Core Technology

The core technology covering the structure of the Boxes and transportation system used by the Company was developed by its founder, Paolo Tiramani. Innovations created by Paolo Tiramani have previously led to the creation of new billion-dollar product categories in the tool storage space.

Patents

BOXABL has received and applied for patents for the structure and transportation of the BOXABL building system, covering all important aspects of its commercial designs, as well as the foreseeable alternatives. The filings closely track and reflect the product designs as they are updated. Further, the scope of protection sought extends beyond the design of the building structures themselves and includes innovative delivery and assembly equipment and techniques.

Structure Patents (1)

Transport Patents

Factory Patents

Country	Title	Status	Application Number	Patent Number	Issue Date
US	Equipment and Methods for Erecting a Transportable Foldable Building Structure	Granted	16/786315	11220816	11-Jan-2022
WO	Equipment and Methods for Erecting a Transportable Foldable Building Structure	Completed	PCT/US2020/017528
US	ENCLOSURE COMPONENT FABRICATION FACILITY	Published	17/552108
WO	ENCLOSURE COMPONENT FABRICATION FACILITY	Completed	PCT/US2021/063581
CA	ENCLOSURE COMPONENT FABRICATION FACILITY	Published	3204973
EP	ENCLOSURE COMPONENT FABRICATION FACILITY	Published	21920067.2
WO	UNI-TOOL FOR FOLDABLE TRANSPORTABLE STRUCTURE DEPLOYMENT	Published	PCT/US2023/022727
US	UNI-TOOL FOR FOLDABLE TRANSPORTABLE STRUCTURE DEPLOYMENT	Published	18/199141
WO	PLANAR COMPONENT ASSEMBLY LINE	Pending	PCT/US2023/035777
US	PLANAR COMPONENT ASSEMBLY LINE	Pending	18/383123

Furniture Patents

Country	Title	Status	Application Number	Patent Number	Issue Date
WO	COUCH	Published	PCT/US2023/026443
US	QUICK-ASSEMBLY STORAGE BED	Pending	18/231310
WO	QUICK-ASSEMBLY STORAGE BED	Pending	PCT/US2023/029689
US	COUCH	Pending	18/343241

Structural Patents

Country	Title	Status	Application Number	Patent Number	Issue Date
US	MODULAR PREFABRICATED HOUSE	Granted	10/653,523	8,474,194	02-Jul-2013
US	Container	Granted	15/241,446	10,196,173	05-Feb-2019
US	Customizable Transportable Structures & Components Therefor	Granted	16/143,598	10,688,906	23-Jun-2020
WO	Customizable Transportable Structures & Components Therefor	Completed	PCT/US2018/053006
US	Container	Granted	16/220,629	10,961,016	30-Mar-2021
US	Customizable Transportable Structures and Components Therefor	Granted	16/804,473	10,829,029	10-Nov-2020
EP	CUSTOMIZABLE TRANSPORTABLE STRUCTURES & COMPONENTS THEREFOR	Published	18864413.2
US	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Granted	16/786202	11560707	24-Jan-2023
US	Foldable Building Structures with Utility Channels and Laminate Enclosures	Granted	16/786,130	11,118,344	14-Sep-2021
CA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	3129693
CA	Enclosure Component Perimeter Structures	Published	3129822
WO	Foldable Building Structures with Utility Channels and Laminate Enclosures	Completed	PCT/US2020/017524
WO	Enclosure Component Perimeter Structures	Completed	PCT/US2020/017527
US	Customizable Transportable Structures & Components Therefor	Granted	15/931,768	10,926,689	23-Feb-2021
US	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	17/245187	11591789	28-Feb-2023
CN	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	202080014606.4
CN	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Allowed	202080014607.9
EP	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	20755992.3
EP	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Published	20755993.1
MX	Foldable Building Structures with Utility Channels and Laminate Enclosures	Published	MX/a/2021/009720
JP	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	2021-547830
JP	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Published	2021-547829
US	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Granted	17/592990	11566414	31-Jan-2023
US	FOLDABLE ENCLOSURE MEMBERS JOINED BY HINGED I-BEAM	Granted	17/592984	11578482	14-Feb-2023
US	FOLDABLE ENCLOSURE MEMBERS JOINED BY HINGED PERIMETER SECTIONS	Granted	17/592986	11525256	13-Dec-2022
US	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Granted	17/592988	11566413	31-Jan-2023
US	STACKABLE FOLDABLE TRANSPORTABLE BUILDINGS	Granted	17/675646	11739547	29-Aug-2023
US	LIFTABLE FOLDABLE TRANSPORTABLE BUILDINGS	Granted	17/675653	11718984	08-Aug-2023
US	WALL COMPONENT APPURTENANCES	Published	17/587051
US	FOLDING ROOF COMPONENT	Published	17/569962

US	Enclosure Component Panel Sections	Published	17/539,706
US	FOLDING BEAM SYSTEMS	Published	17/527520
US	ENCLOSURE COMPONENT EDGE SEAL SYSTEMS	Published	17/513176
US	Enclosure Component Compression Seal Systems	Published	17/513,207
US	Enclosure Component Shear Seal Systems	Published	17/513,266
US	Sheet/Panel Design for Enclosure Component Manufacture	Published	17/504883
WO	ENCLOSURE COMPONENT PANEL SECTIONS	Completed	PCT/US2021/061343
WO	FOLDING BEAM SYSTEMS	Completed	PCT/US2021/059440
WO	SHEET/PANEL DESIGN FOR ENCLOSURE COMPONENT MANUFACTURE	Completed	PCT/US2021/058912
WO	Enclosure Component Sealing Systems	Completed	PCT/US2021/056415
CA	SHEET/PANEL DESIGN FOR ENCLOSURE COMPONENT MANUFACTURE	Published	3204970
CA	FOLDING BEAM SYSTEMS	Published	3204932
CA	IMPROVED FOLDING ROOF COMPONENT	Published	3204974
CA	ENCLOSURE COMPONENT PANEL SECTIONS	Published	3204937
WO	IMPROVED FOLDING ROOF COMPONENT	Published	PCT/US2022/011415
WO	FOLDABLE TRANSPORTABLE BUILDINGS	Completed	PCT/US2022/016999
CA	FOLDABLE TRANSPORTABLE BUILDINGS	Published	3216637
CN	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	202211067336.0
US	PERIMETER STRUCTURES FOR JOINING ABUTTING ENCLOSURE COMPONENTS	Published	17/971230
US	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	18/071902	11821196	21-Nov-2023
US	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	18/071905
CN	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Published	202211434625.X
EP	ENCLOSURE COMPONENT SEALING SYSTEMS	Published	21920047.4
CN	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	202310349987.7
CN	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	202310349974.X
EP	IMPROVED FOLDING ROOF COMPONENT	Published	22739884.9
EP	ENCLOSURE COMPONENT PANEL SECTIONS	Published	21920060.7
EP	FOLDING BEAM SYSTEMS	Published	21920055.7
EP	SHEET/PANEL DESIGN FOR ENCLOSURE COMPONENT MANUFACTURE	Published	21920053.2
US	FOLDABLE TRANSPORTABLE BUILDINGS	Published	18/231319
WO	UNIVERSAL PANEL	Published	PCT/US2023/027363
US	UNIVERSAL PANEL	Published	18/220333
SA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Allowed	521422646
CA	CUSTOMIZABLE TRANSPORTABLE STRUCTURES & COMPONENTS THEREFOR	Granted	3078484	3078484	13-Jul-2021
SA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Pending	522441249
US	VACUUM INSULATED ENCLOSURE COMPONENTS	Pending	63/440797
AU	WALL COMPONENT APPURTENANCES	Pending	2022268186
EP	WALL COMPONENT APPURTENANCES	Pending	22796310.5
EP	FOLDABLE TRANSPORTABLE BUILDINGS	Pending	22796315.4
AU	FOLDABLE TRANSPORTABLE BUILDINGS	Pending	2022264681
JP	FOLDABLE TRANSPORTABLE BUILDINGS	Pending	2023-566904
WO	SUBASSEMBLY FOR ENCLOSURE COMPONENT MANUFACTURE	Pending	PCT/US2023/030033
US	SUBASSEMBLY FOR ENCLOSURE COMPONENT MANUFACTURE	Pending	18/232884
CA	ENCLOSURE COMPONENT SEALING SYSTEMS	Pending	3204967
SA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Pending	522441248
AU	Foldable Building Structures with Utility Channels and Laminate Enclosures	Pending	2020221056

Transportation Patents

Country	Title	Status	Application Number	Patent Number	Issue Date
US	VEHICLE SYSTEM	Granted	14/601,348	10,661,835	26-May-2020
WO	CONTAINER WITH TAPERED EDGES	Completed	PCT/US2016/047717
US	Wheeled Assembly for Item Transport	Granted	16/143,628	11,007,921	18-May-2021
WO	Wheeled Assembly for Item Transport	Completed	PCT/US2018/053015
US	Invertible Reversible Multi-Application Gearbox	Granted	16/168,957	11,193,574	07-Dec-2021
US	Gearbox Mounting System	Granted	16/168,978	10,823,273	03-Nov-2020
US	Customizable Engine Air Intake/Exhaust Systems	Granted	16/168,984	10,760,538	01-Sep-2020
US	Dual-Angle Exhaust Manifold	Granted	16/168,971	10,858,989	08-Dec-2020
US	Turbocharger Exhaust Manifold with Turbine Bypass Outlet	Granted	16/168,999	10,570,813	25-Feb-2020
WO	Invertible Reversible Multi-Application Gearbox	Completed	PCT/US2018/057216
WO	Dual-Angle Exhaust Manifold	Completed	PCT/US2018/057218
WO	Gearbox Mounting System	Completed	PCT/US2018/057222
WO	Customizable Engine Air Intake/Exhaust Systems	Completed	PCT/US2018/057228
WO	Turbocharger Exhaust Manifold with Turbine Bypass Outlet	Completed	PCT/US2018/057233
CA	INVERTIBLE REVERSIBLE MULTI-APPLICATION GEARBOX	Published	3080329
CA	Dual-Angle Exhaust Manifold	Published	3080332
CA	Customizable Engine Air Intake/Exhaust Systems	Published	3080408
CA	Turbocharger Exhaust Manifold with Turbine Bypass Outlet	Published	3080388
US	Intake Air Systems and Components	Granted	16/446,355	11,136,950	05-Oct-2021
WO	Intake Air Systems and Components	Completed	PCT/US2019/038026
CA	Intake Air Systems and Components	Published	3,107,912
US	Chassis Anchoring Systems	Granted	16/579,554	11293467	05-Apr-2022
US	INLINE GEARBOX WITH FAST CHANGE GEARING	Granted	16/670688	11391360	19-Jul-2022
US	Wheel Alignment Mechanism	Granted	16/579,571	10,940,731	09-Mar-2021
US	Vehicle Suspension	Granted	16/579,524	11,034,204	15-Jun-2021
CA	VEHICLE SUSPENSION	Published	3114355
CA	CHASSIS ANCHORING SYSTEMS	Published	3114358
CA	WHEEL ALIGNMENT MECHANISM	Published	3114342
WO	Vehicle Suspension	Completed	PCT/US2019/052475
WO	Chassis Anchoring Systems	Completed	PCT/US2019/052479
WO	Wheel Alignment Mechanism	Completed	PCT/US2019/052485
US	Impact Attenuation Structure	Granted	16/589,308	11,167,706	09-Nov-2021
WO	Impact Attenuation Structure	Completed	PCT/US2019/053946
CA	IMPACT ATTENUATION STRUCTURE	Published	3115229
WO	Inline Gearbox with Fast Change Gearing	Completed	PCT/US2019/059211
EP	WHEELED ASSEMBLY FOR ITEM TRANSPORT	Granted	18863822.5	3691921	10-Jan-2024
GB	INVERTIBLE REVERSIBLE MULTI-APPLICATION GEARBOX	Granted	2009417.3	2583265	24-Aug-2022
US	INLINE GEARBOX WITH FAST CHANGE GEARING	Granted	17/847866	11536360	27-Dec-2022
WO	TRANSPORT SYSTEM	Published	PCT/US2023/014770
US	TRANSPORT SYSTEM	Published	18/118770
CA	WHEELED ASSEMBLY FOR ITEM TRANSPORT	Granted	3078486	3078486	02-Nov-2021
US	Impact Attenuation Structure	Conv Comple	62/740,666

Explanatory Endnotes

1.	All listed patents and patent applications were previously owned by Build IP LLC (a Nevada LLC) and licensed to BOXABL INC. (a Nevada Corp.), except for U.S. provisional patent application nos. 63/324,940, 63/335,880, 63/344,116, 63/356,771, 63/388,366, 63/395,936 and 63/399,389. The assignee of record of U.S. provisional patent application no. 63/344,116 is BOXABL INC. In June 2023, BOXABL acquired all patents and patent applications owned by Build IP when it merged with Build IP’s parent company, 500 Group Inc. For details see Certain Relationships and Related Transactions and Director Independence.

2.	Expired U.S. provisional patent applications are not listed.

3.	The status of PCT applications having a priority date within 31 months of the date of this table are listed as “pending.” PCT applications having a priority date more than 31 months from the date of this table are listed with no status provided (e.g., “—”).

4.	Jurisdictions (patent offices) are abbreviated as follows: Australia – AU, Canada – CA, China – CN, European Union – EU, Japan – JP, Mexico – MX, South Africa – SA, United States – US, and Patent Cooperation Treaty – PCT.

Trademarks

BOXABL has acquired the BOXABL trademark through its merger with 500 Group as described above. The BOXABL trademark is registered in the United States, the European Union, and in multiple other countries around the world. BOXABL intends to aggressively enforce its rights in the BOXABL trademark whenever third-party uses of similar names are encountered. Consequently, we believe that the BOXABL brand has developed a secondary meaning and has come to represent valuable recognition in the market.

Strategy

BOXABL’s primary focus is in manufacturing a high quality, safe, sustainable and affordable housing solution. Consequently, after our flagship factory in Las Vegas is scaled up, BOXABL intends to increase manufacturing capacity to maximize the benefits from modern manufacturing processes through the multiplication of production lines at the same facility or in new facilities, and/or leveraging a factory franchise and/or Joint Venture business model, especially designed for international markets. We will use this first production-style factory to identify procedures, data, costs, raw materials, equipment, labor numbers and more to build a blueprint for future factories.

Our franchisees and/or Joint Venture partners will be supplied with raw materials, custom equipment, branding, proprietary components, quality control, and other services. We have received what we believe to be a significant number of inquiries from potential factory franchisees who have indicated that they have substantial amounts of capital to spend on factory startups. We have received over 12,000 requests from parties around the world who are interested in partnering with us. Of those 12,000 parties, roughly 1,500 submissions have indicated that they would like to partner with us as factory franchisees and/or Joint Ventures through our web form at BOXABL.com/partner, which allows them to also check a box indicating that they have at least $5 million to spend on startups of these factories. To date, we have not requested any payment from any of these parties as we feel it is premature. We do not yet have controls or procedures for evaluating potential franchisees, and expect to develop these procedures after evaluating the operations of our starter factory.

While the Company has received a considerable amount of positive media coverage, that coverage has been mostly over our Casita. Now that we recently announced a new prototype with three-bedrooms, two-and-a-half bathrooms and an outdoor deck, we believe that the positive media coverage trend will continue to increase as the new model will expand public awareness of BOXABL beyond tiny houses.

Our Manufacturing Facilities

We worked with industry-leading consultants to develop a plan for maximizing production efforts through automation, process efficiency, and supply chain considerations. The Boxes and panels move through 20 main assembly stations in the factory, where different sections are completed, similar to an automotive production process.

We entered into a lease for a facility on December 29, 2020, which we took possession of on May 1, 2021, on a sixty-five-month lease. The facility features 173,720 square feet of usable floor space, and is our first production facility (“Factory 1”) currently producing our first-generation of Casita Box.

On June 13, 2022, we entered into a seventy-three-month lease for additional industrial space (formerly known as “Factory 2,” since been renamed “Factory 3”) that allowed production efficiencies. Factory 3 is currently supporting Factory 1 with warehousing and in-house component fabrication (i.e., cutting EPS foam). The Factory 3 is 132,960 square feet.

On May 2, 2023 we amended the lease agreement for Factory 1 to expand the space leased by the Company for purposes of establishing our third manufacturing facility (“Factory 2”). The agreement term is forty-eight months, and adds 114,613 square feet of additional floor space.

Factory 1 is now fully operational and produces our first-generation Casita Box. Factories 2 and 3 are necessary to transition to production of Casita Box second-generation and volume ramp up. Factory 3 is operational, producing components to support Factory 1 Casita production and warehousing. The first pieces of equipment have been installed in Factory 2. Due to the closer proximity of Factory 2 to Factory 1, all sub-component production will transition from Factory 3 to Factory 2. Factory 3 will become warehouse space supporting both Factory 1 and 2. For details see The Company’s Properties

We expect that our factories will create approximately 300 new direct jobs when new equipment is in place and fully staffed. Beyond the direct jobs that will be generated from ramping up production, we believe many more indirect jobs will be created on the building sites by our customers, and the surrounding areas of our facilities to logistically support the backlog of demand for the Casita.

Cumulatively we had produced over 550 homes as of December 31, 2023. We are expecting to substantially increase our production capacity after fully transitioning from Casita Generation 1 to Casita Generation 2, jointly with the installation of new automation equipment expected by the end of 2024.

Additional Factory

We have allocated funds from our capital-raising activities for research and development expenditure relating to the planning for expansion into additional production facilities with similar capacity to our Las Vegas facility. This strategy will allow us to increase capacity and reach more customers in other geographic areas more efficiently. BOXABL is currently considering seeking available sites in various regions across the United States and internationally. The Company aims to expand into two additional, similarly sized facilities by the end of 2025.

Boxzilla Factory

We have allocated funds from our capital-raising activities for research and development expenditures relating to the planning for expansion into additional production facilities. In this regard, BOXABL is currently in the planning stages to launch a new factory that will be significantly larger and more advanced than the current operations. The anticipated “Boxzilla” factory will require approximately $1 billion in funding; we believe it could be the world’s largest and most advanced mass production of housing ever attempted.

Our Customers

Rather than just making available “reservations”, we began taking deposits for positions on our waitlist in 2020. We currently have two options to complete a pre-order on our waitlist: 1) free and 2) $200 deposits. As of December 31, 2023, we had over 175,000 unique email addresses on our customer waitlist, with many of those potential customers indicating they want to purchase more than 1 Casita. Although most of the names on this waitlist have not paid a deposit, we have received payments from over 8,500 unique persons to purchase one or more Casitas.

While it is unlikely that we will receive these orders or revenue from most of these potential customers, even the ones who have placed deposits, it reinforces the market demand for the Casita. Conversion of even a small percentage of these potential customers will allow for full production of our planned production facility.

Competition

Our competition can be broken into the following categories:

●	Stick built: Traditional home building method accounts for the majority of the market. Raw materials are brought to site and built by hand into finished buildings. This market is made up of many small builders. We think this group represents our likely customer base, as we provide them with a better solution.

●	Manufactured: Manufactured homes are standardized homes built in a factory and shipped to site. These homes are generally built to a lower baseline standard of construction and attempt to come in at the lowest cost possible. The defining factor with this product is that they are generally deemed personal property and not real property. Only a few large companies dominate this category.

●	Modular: Modular homes are factory-built homes required to be built to the same or higher building code standards of stick-built homes. These homes are generally more customizable than a manufactured home.

●	Panelized systems: Wall panels with different levels of finish are built in a factory and then assembled onsite, usually by those doing stick-built construction.

Sales Order History

We expect to generate sales volume from potential B2B, B2C, and B2G customers once we have obtained the required state certifications and are able to build at our desired production levels.

In December 2020, the Company received two purchase orders from ADS, Inc., to deliver 156 Casitas to the federal government. These purchase orders and related agreements are included as Exhibit 10.2 to this Annual Report.

BOXABL received $9.2 million from ADS, the full amount due under the terms of the contract, as final delivery was completed. This initial order allowed the Company to continue development of its manufacturing procedures and obtain end user feedback which was used to utilize for further developments to the Casita product.

On September 6, 2022 BOXABL received two purchase orders for a total amount of $13.2 million from a Customer in Arizona for 227 Casita Boxes. Of which, we delivered 51 units from this order during 2022. Also, during 2022 the Company delivered 8 Casita Boxes to fulfill 3 additional orders (Hillier Enterprises, Gateway Science, and Spring Mountain Resort).

During 2023 we delivered 2 Casitas Boxes to Michael Fortune and FabMac Homes. During 2023, we started the process to prepare the facilities for new equipment for Casita Generation 2, which resulted in a temporary stoppage of Casita Generation 1 production.

Inventory

We manufactured 260 Casitas during 2023. Our inventory of manufactured Casitas was originally intended to be delivered pursuant to a sales agreement in Arizona. However, our deliveries under that agreement were put on hold while the Company and its partners resolved issues that needed to be addressed pursuant to the Arizona Department of Housing, which reached a resolution in December 2023. See, below, Legal Proceedings – Arizona Department of Housing Settlement. In the meantime, the Company targeted sales to customers in states where there was no state modular program as well as for projects that were under a different classification such as park model RV’s or government projects. The Company can sell park model RVs in forty-five states without additional qualifications. Nevertheless, these new sales may face delays due to the time needed to prepare the site for installation of the Casitas, arranging capital for payment of amounts due to the Company by the purchaser, and other preparatory steps that need to be taken in order to fulfill the delivery and installation of the units. As of December 31st, 2023, the Company had 313 Casitas Boxes classified as Finished Goods Inventory (in addition to 15 Casitas Boxes classified as Fixed Assets). The Fixed Asset units are used as demonstration units at tradeshows as well as at our manufacturing facilities.

Also, BOXABL is now scheduling delivery of Casitas to Customers on its waitlist. The Company has recently hired a sales manager, a code inspector, two business development leads and implemented a sales process where we sort through our waitlist to prioritize and execute customer orders.

Employees

As of December 31, 2023, the Company had 65 direct hourly employees, 46 indirect salaried employees, 32 indirect hourly employees, and 0 direct salaried employees. This number experiences some fluctuation as we reduced Casita Generation 1 production on preparation of the new equipment, and we expect to increase hiring as we continue to scale up production at our facilities. BOXABL provides employees a share incentive plan to be awarded at the discretion of the Board of Directors (the “Board”). For details, see Compensation of Directors and Officers – Equity Incentive Plan.

In preparation to scale operations, the Company has made several pivotal hirings. These senior management improvements were made with the intention of accelerating the maturity of the Company. The most notable addition was the October 2023 hiring of Chief Financial Officer, Martin Costas, who started his career in public accounting with PwC, where he contributed to more than 100 audits, consulting and advisory engagements including capital markets engagements; and comes to BOXABL with vast CFO experience leading the finance function in companies such as Honeywell, Schlumberger, and Nexans. During his career, Martin worked with companies in their early maturity stages and contributed to their development, including complex IPO and M&A processes. See Item 10. Directors, Executive Officers and Corporate Governance.

In addition, the Company has strengthened its finance team with the hirings of a Corporate Controller as well as a Financial Planning and Analysis/Risk Manager. Other significant hires include an in-house Legal Manager, an Investor Relations Manager, an IT Manager, as well as experienced operational managers. The company is also in the hiring process of an experience Purchasing leader.

Systems

The Company has invested significant resources into marketing-leading systems that improve operational efficiency in areas such as: Accounting, spend management, inventory control, sales, investor relations, and human resources. The investment into these systems aims to generate enterprise-wide transparency and support the Company’s internal controls.

Item 1A. Risk Factors.

Rule 421(d) of the Securities Act of 1933 (§230.421(d) of this chapter). Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy.

The Company’s cyber risk management strategy has consisted of a focus on minimizing our attack surface and leveraging industry standard cyber threat prevention, detection, and remediation tools. The Company assesses cyber security risk as follows:

(i)	We have executed on this strategy with a cloud-first approach, awareness training, and deliberate use of well-established vendors for software and hardware solutions.

(ii)	During February 2024, the Company engaged HUB International as its national insurance broker and risk services consultant. HUB brings industry expertise specifically in regard to cybersecurity.

(iii)	During February 2024, the Company hired an IT Manager with expertise in cybersecurity and risk mitigation. This hiring coupled with HUB’s consultancy positions us to assess and mitigate cybersecurity threats and protect the Company’s shareholders.

To date, no cybersecurity threats have materially affected our business strategy, operations, or financial condition.

Corporate Governance

Our board of directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Audit Committee of our board of directors (Audit Committee). Our Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors, including the Audit Committee. The Company has strengthened its IT team with the hiring of an additional IT Manager.

Item 2. Properties.

Our principal office and initial manufacturing facility are located at: 5345 East North Belt Road, North Las Vegas, Nevada, which also serves as our mailing address. Leasing information is described below.

Initial Manufacturing Facility (Factory 1)

On December 29, 2020, we entered into a lease for industrial space which we made into our initial manufacturing facility. We took possession on May 1, 2021 on a sixty-five-month lease. The address of the facility is 5345 E Centennial Pkwy, Building 1, North Las Vegas, NV 89115.

Material Lease Terms

Premises:	Building 1 located at 5345 East North Belt Road, North Las Vegas, NV 89115

Square Feet:	173,720 rentable square feet

Commencement Date:	May 1, 2021

Term:	65 months commencing on May 1, 2021 and ending August 31, 2026; the Company’s first five months of rent were abated by the landlord. The Company began making monthly rent payments on October 1, 2021.

Security Deposit:	$525,000

Lease Months	Monthly Base Rent
01 – 12	$87,9965
13 – 24	$90,636
25 – 36	$93,355
37 – 48	$96,156
49 – 60	$99,041
61 – 65	$102,012

Triple Net Lease:	All costs, expenses, and obligations relating to the facility during the term of the lease, including operating expenses, repairs, insurance, and taxes, are the responsibility of BOXABL.

Second Manufacturing Facility (Factory 3, formerly known as Factory 2)

On June 13, 2022, we entered into a lease for additional industrial space which will support and enhance our operations at our initial manufacturing facility. We took possession on February 1, 2023, which is when the property had been made ready under the terms of the lease. The address of the facility is 5553 N. Belt Road, North Las Vegas, NV.

Material Lease Terms

Address:	5553 N. Belt Road, North Las Vegas, NV 89115

Square Feet:	132,960 rentable square feet

Commencement Date:	January 27, 2023

Term:	73 months commencing on after completion of the Landlord’s Work.

Security Deposit:	$611,616

Lease Months	Monthly Base Rent
01 – 12	$103,709
13 – 24	$107,857
25 – 36	$112,171
37 – 48	$116,658
49 – 60	$121,325
61 - 72	$126,178
73+	$131,225

Triple Net Lease:	All costs, expenses, and obligations relating to the facility during the term of the lease, including operating expenses, repairs, insurance, and taxes, are the responsibility of BOXABL.

Third Manufacturing Facility (Factory 2 formerly known as Factory 3)

On May 2, 2023, we amended the lease agreement for the initial manufacturing facility to add space to be used as our third manufacturing facility for a term of forty-eight months. We took occupancy of the facility on June 1, 2023. The address of the warehouse is 5445 East North Belt Road, North Las Vegas, NV 89115.

Material Lease Terms

Premises:	Building 3 located at 5445 East North Belt Road, North Las Vegas, NV 89115

Square Feet:	114,613 rentable square feet

Commencement Date:	June 1, 2023

Term:	48 months commencing on June 1, 2023 and ending May 31, 2027. The Company began making monthly rent payments on June 1, 2023.

Security Deposit:	$0

Letter of Credit	$3,714,190

Lease Months	Monthly Base Rent
01 – 12	$115,759
13 – 24	$120,390
25 – 36	$125,205
37 – 48	$130,213

Triple Net Lease:	All costs, expenses, and obligations relating to the facility during the term of the lease, including operating expenses, repairs, insurance, and taxes, are the responsibility of BOXABL.

Item 3. Legal Proceedings.

Arizona Department of Housing Settlement

On January 23, 2023, the Office of Administration of the Arizona Dept. of Housing brought an administrative complaint against BOXABL, alleging that BOXABL did not comply with certain requirements prior to shipping housing units into Arizona, and seeking penalties up to suspension or revocation of its license, an administrative penalty, or probation.

On February 9, 2023, BOXABL filed its verified Answer, explaining inter alia that BOXABL had acted in good faith and in accordance with its reasonable interpretation of the Department’s instructions regarding the shipments into Arizona, and that shipments were only made after requesting and obtaining the Department’s written consent and authorization in November 2022. This administrative complaint was resolved by settlement agreement on April 21, 2023. BOXABL paid an administrative penalty to Arizona Dept. of Housing in the amount of $48 thousand on April 26, 2023, and has satisfied all of its obligations to the Arizona Department of Housing under the settlement agreement.

In a separate settlement between the Parties, dated May 30, 2023, regarding the costs of the reconstruction of the Casitas, Freeport has assumed responsibility to pay reconstruction costs, but the Company will be responsible for 10% of any costs in excess of $1 million. The Company will also incur 50% of shipping costs in the event the contract is canceled and the Casitas removed. The Company accrued a $570 thousand warranty for such costs and any costs related to the 10-year limited warranty offering to Pronghorn.

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

The Company is party to various legal proceedings and claims from time to time. A liability is accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss is remote. However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of these proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for the Company’s Common Stock. As of December 31, 2023, 2,987,511,600 shares of the Company’s Common Stock could be sold pursuant to Rule 144 of the Securities Act.

Holders

As of March 29, 2024 there were 3 billion shares of Common Stock, which were held by approximately 4,633 shareholders of record. In addition, there were 194,423K shares of our Non-Voting Series A Preferred Stock outstanding, which shares were held by 763 shareholders of record, there were 850,605K shares of our Non-Voting Series A-1 Preferred Stock outstanding, which shares were held by 4,071 shareholders of record, there were 173,956K shares of our Non-Voting Series A-2 Preferred Stock outstanding, which shares were held by 33,745 shareholders of record, and there were 8,343K shares of our Non-Voting Series A-3 Preferred Stock outstanding, which shares were held by 105 shareholders of record.

Dividends

We have never paid cash dividends on any of our capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not intend to pay cash dividends to holders of our Common Stock in the foreseeable future.

Equity Compensation Plans

The information in the table below was prepared as of fiscal year end December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	115,736,218	$0.08635	-
Equity compensation plans not approved by security holders	-	$-	-
Total	115,736,218	$0.08635	-

Recent Sales of Unregistered Securities and Use of Proceeds

Since December 31, 2019, the Company has engaged in the following offerings of securities (with the number of shared issued adjusted to reflect the 10-for-1 forward stock split effected by the company on November 23, 2021). The proceeds raised in each of these offerings were used to fund the development of the Company’s manufacturing facilities, working capital and compensation of executive officers and employees.

●	From July 14, 2020 through October 10, 2020, the Company sold 76,428,570 shares of Non-Voting Series A Preferred Stock* and the underlying Common Stock into which they convert under Regulation Crowdfunding for a total of $1,070,000. Commission File No. 020-26633.

●	From July 14, 2020 through October 10, 2020, the Company sold to accredited investors 78,730K shares of Non-Voting Series A Preferred Stock and the underlying Common Stock into which they convert under Rule 506(c) of Regulation D for a total of $1,102K.

●	From December 2, 2020 through May 22, 2021, the Company sold to no more than 35 purchasers in any 90-calendar day period who were either accredited investors (or the Company reasonably believed immediately prior to the sale that the investor had such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment) 33,350K shares of Non-Voting Series A Preferred Stock and the underlying Common Stock into which they convert under Rule 506(b) of Regulation D for a total of $567K. In connection with this offering, the Company provided investors with an offering memorandum that provided the information required by Part 2 of Form 1-A under Regulation A, and audited financial statements for the fiscal years ended December 31, 2019 and 2018.

●	From November 17, 2020, through April 1, 2022, the Company sold Convertible Promissory Notes to accredited investors, which converted into shares of Non-Voting Series A-1 Preferred Stock* on April 1, 2022, under Rule 506(c) of Regulation D for a total of $44,852K. For details regarding the conversion of the Convertible Promissory Notes, see Item 2. Financial Information – Sale and Subsequent Conversion of Convertible Promissory Notes.

●	From May 3, 2021, through November 13, 2021, the Company sold 68,097K shares of Non-Voting Series A-1 Preferred Stock and the underlying shares of Common Stock into which they convert under Regulation Crowdfunding for a total of $4,835K. Commission File No. 020-28025.

●	On March 31, 2022, the Company commenced a Regulation A offering in which it sold Non-Voting Series A Preferred Stock, Non-Voting Series A-1 Preferred Stock, Non-Voting Series A-2 Preferred Stock* and the underlying shares of Common Stock into which they convert. The Regulation A offering also included selling securityholders selling Common Stock. The offering terminated on January 12, 2023, by which time the Company had sold 5,914K shares of Non-Voting Series A Preferred Stock for a total of $83K; 742K shares of Non-Voting Series A-1 Preferred Stock for a total of $59K; 81,064K shares of Non-Voting Series A-2 Preferred Stock for a total of $64,850K; and the selling securityholders sold 12,488K shares of Common Stock for a total of $9,991K. Commission File No. 024-11419.

●	From August 25, 2022 through February 20, 2023, the Company sold 5,914K shares of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert for a total of $4,731K in reliance on Regulation Crowdfunding. Commission File No. 020-30797.

●	Beginning November 23, 2021, the Company commenced an exempt offering of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D. The Company closed the offering August 31, 2023, having sold 45,011K shares for gross proceeds of $33,837K.

●	On June 15, 2023, the Company engaged in a statutory merger with an affiliated corporation, 500 Group, in which the Company exchanged 37,500K shares of Non-Voting Series A-2 Preferred Stock in exchange for 500 Group’s 100 outstanding shares of Common Stock in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. For details, see Item 13. Certain Relationships and Related Transactions and Director Independence. See also Exhibit 10.7 to this Annual Report.

●	Between September 18 and October 9, 2023, the Company conducted an offering of its Series A-2 Preferred Stock in reliance on Regulation Crowdfunding. The Company sold 4,079K shares of Series A-2 Preferred Stock for gross proceeds of approximately $3,263K. Commission File No. 020-32926.

●	Beginning February 17, 2023, the Company commenced a Canadian exclusive offering, through FrontFundr, of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. This offering is subject to applicable exemptions under Canadian securities laws and is strictly limited to investors from specific Canadian provinces, which is verified by FrontFundr. As of December 31, 2023, the Company has sold 388K shares for gross proceeds of $310K.

●

Beginning September 1, 2023, the Company commenced an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D. As of December 31, 2023, the Company sold 8,343K shares for gross proceeds of $4,184K.

* All classes of Preferred Stock convert into Common Stock upon the Company undertaking a firm underwriting registered offering (an “IPO”) or an offering of the Company’s Common Stock under Regulation A.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein and in our consolidated financial statements.

In addition to our consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See above Forward-Looking Statements.

Overview

We are in the process of scaling our factories and production of Casitas to meet the demand for our products, and our results to date reflect these efforts. In addition to Factory 1, which we took possession of in May 2021, we expanded our production capacity by signing a lease for Factory 2 in June 2022 and Factory 3 in May 2023. While our growth has mainly been funded by our capital raising activities as described below in “Liquidity,” we anticipate our increased manufacturing capacity will allow us to build more Boxes more efficiently, and, in doing so generate more revenue in the future. Consequently, we recently hired 3 sales associates.

In 2023, we manufactured 260 Casitas primarily planned to fulfill an order with one of our customers in Arizona but have not made any deliveries. Various permits from state and local governments are required in order to sell and install the Casitas as modular houses. The permitting process has caused delays in the delivery of the product and has affected the timing and amount of the Company’s revenues. Currently, the Company is in the process of obtaining various permits related to the Casitas. During the period that the Arizona order had been postponed, the units that were previously reserved for that project were made available to be sold to other customers. We sent a survey to those on our waitlist requesting information regarding who is able to receive delivery and whether that potential customer would install their unit or units in a jurisdiction with significant permitting or other regulatory requirements.

In December 2023, BOXABL completed the requested third-party inspection for the State of Arizona and received a report recommending Factory and Casita certification which was approved by the State. The Company expects to resume sales of Casitas in Arizona in 2024.

Accordingly, we are resuming sales to customers in Arizona, in states where there is no state modular program, and for projects that are under a different classification such as park model RVs or government projects. Nevertheless, these new sales may face delays due to the time needed to prepare the site for installation, arrange capital for payment of amounts due to the Company by the purchaser, and other preparatory steps that need to be taken in order to arrange delivery and installation of the units.

BOXABL has approved plans in several jurisdictions that do not have modular housing legislation (Oklahoma, Utah, Tribal Lands). The Company is also approved to sell Casitas as a Park Model RV configuration. We believe the Company can sell Park Model RVs in forty-five states without additional qualifications. The Company anticipates that the incoming demand from the aforementioned jurisdictions plus customers under Park Model RV categories will support the Company’s operations.

The Company retained multiple third-party inspection agencies to assist in achieving certification in multiples states with modular housing legislation simultaneously. The Company does not expect that this regulatory process will cause further delays in our ability to generate revenue with respect to our current or future production.

As of March 29, 2024, the company sold five units in 2024 to states that do not have modular housing legislation or under Park Model RV.

The Company maintains short-term liquidity of $46,259K as of December 31, 2023, including $18,574K of cash and cash equivalents and $27,685K as short-term investments in U.S. Treasury Notes. Currently the Company’s average negative operating cashflow needed to maintain operations beyond the short-term is approximately $3,000,000 per month . Accordingly, the Company’s liquidity is sufficient to fund approximately 15-months of operations in case of no revenues.

The Company does not have financial debt and has recorded $9,822K in deposits in advance as of December 31, 2023 related to production equipment to secure our operational ramp-up expected for 2024. The Company maintains a commitment to pay an additional $2,424K for this equipment upon delivery.

The Company expects to generate funds from the sale of its current inventory in H1 2024, sale of future inventory resulting from manufacturing, sales of equity securities pursuant to an offering under Regulation A in which a preliminary offering statement has been filed, and, if needed, could also look for financing opportunities related to our equipment.

Results of Operations

Fiscal Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022

Revenues

Our FYE 2023 gross revenues were $343K compared to FYE 2022 gross revenues of $10,868K. Revenue in 2023 was generated by sales of our Casitas, supporting labor and materials, including the sale of two Casitas to two customers. We are continuing to work to scale to meet demand through the development of our factories and manufacturing processes. Revenue in FYE 2022 resulted from recognition of revenue received under the Company’s contract for delivery of Casitas to ADS, Inc.

Cost of Goods Sold

Gross revenues for FYE 2023 and 2022 were offset by cost of goods sold of $10,556K and $23,668K, respectively. Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, shipping, the related labor, stock compensation expense and overhead charges associated with that production. The Manufacturing Overhead represents the wages of salaried personnel directly involved in the manufacturing and production process, increasing year over year aligned with our strategy to increase production. The cost of goods sold for the years ended December 31, 2023 and 2022, consist of the following:

	December 31,
(In Thousands)	2023	2022
Direct Material/Shipping	$75	$10,962
Direct labor	30	6,125
Manufacturing Overhead	9,535	5,760
Stock Compensation	916	821
Cost of Goods Sold	$10,556	$23,668

During 2022 the Company started developing and implementing strategic cost-saving initiatives to reduce the cost of goods sold, which continued into 2023. In particular with the Vertical Integration of EPS foam, improving terms with suppliers with suppliers, implementing a MES (Manufacturing execution system) to gather data and drive improvements, implementing standard jobs, improving manufacturing efficiencies and reducing quality issues, and implementing a layered shop floor management system, management GEMBA walks, and fostering employee engagement.

During the second half of 2023 the Company started upgrading the manufacturing concept and installing more automated equipment. We expect this will allow the Company to ramp up production and reduce the cost per unit further.

During the years ended December 31, 2023, and 2022, manufacturing overhead was $9,535K and $5,760 K. This consisted primarily of the allocation of indirect labor, rent and lease expense, and depreciation expense. Other allocations to manufacturing overhead included indirect supplies, scrapped material, and maintenance costs.

In 2022, our costs of goods sold included as part of Manufacturing Overhead a 1% royalty paid to Build IP, a company controlled by our founder and CEO, Paolo Tiramani, under the terms of our exclusive license agreement to utilize the patented technology necessary to produce and deliver our Boxes. In June 2023, the Company acquired Build IP and its parent, 500 Group, both of which were owned by the Company’s CEO, for consideration of $30 million paid in Non-Voting Series A-2 Preferred Stock. As a result of this transaction, all royalty payments were ceased immediately. For details, see Certain Relationships and Related Transactions and Director Independence.

Operating Expenses

In FYE 2023, we also saw a significant increase in operating expenses from $20,291K in 2022 compared to $31,548K in FYE 2023. In FYE 2023 and 2022, respectively, our operating expenses were $14,855K, and $10,391K for general and administrative expenses, $8,401K and $6,523K for sales and marketing, and $8,292K and $3,377K for research and development. The most significant of these increases in operating expenses was research and development, which increased by $4,915K. This increase reflects a push to increase capacity, sales, and further test raw material used in production and researching industry standards and regulations.

Advertising and marketing play a large role in BOXABL’s capital-raising strategy. We have undertaken advertising campaigns specific to the product, as well as advertising directly to investors. The investor-focused advertising has allowed for investors to learn more about the Company. As a result of these efforts, in 2022, BOXABL raised over $100M from over 30,000 investors and has achieved some of the most successful crowdfunding campaigns under Regulation Crowdfunding and Regulation A. Despite only raising funds under Regulation D and Crowdfunding, in 2023, the Company was still able to raise substantial capital. In addition to our investor marketing, advertising the Company has resulted in indications of interest to purchase a BOXABL unit from around 175,000 people. Our marketing has also resulted in more than 1.25M social media followers, which has generated interest in the company from prospective employees, potential partners and suppliers. We recorded over 350,000 visits from unique users to invest.boxabl.com in 2023.

Research and Development is essential to test and develop the BOXABL product further. The main cost drivers in 2023 were:

1. Testing SIP panels for the development of the next generation product both in-house and with 3rd parties to evaluate structural capacities, fire resistance, weather barrier, etc. along a wide range of materials and combinations thereof;

2. Performing destructive testing of units, panels, materials and other components of Casitas in order to improve and enhance the safety of manufactured units;

3. Continuing to upgrade, develop and revise engineering, in order to obtain independent third-party certification for our factory and product to facilitate certification by local and state agencies for our ultimate goal of sales to the consumers;

4. Developing a chassis/trailer system to better solve the transportation issue that plagues the modular home industry;

5. Develop engineering plans and structural testing for the next generation of our products such as the two-story, single-family home which first was exhibited in February 2023 at the International Builder’s Show (IBS), receiving positive reviews from prestigious publications such as New York Times among others;

6. Prototyping different plumbing and electrical designs in an attempt to improve functionality and reduce cost and labor requirements for installation;

7. Cooperating in the development and testing of transportation mechanisms in order to be able to sell and deliver the units in all USA; and

8. Continuing to develop and redesign sub-products such as cabinets, showers, roofing and others to enhance the usage of space.

Compensation Expense

The Company’s Equity Incentive Plan provides for the issuance of Stock Options and Restricted Stock Units (“RSUs”) among other types of equity incentives, including ISOs and NQSOs. The RSUs granted by the Board vest depending upon future events and are expensed periodically, over the vesting term. As of December 31, 2023 and 2022, the Company had 60,500,072 and 17,857,140 RSUs outstanding. As of December 31, 2023, 285,715 RSU shares were fully vested. As of December 31, 2023 and 2022, the Company had 55,236,146 and 61,288,154 ISO/NQSO shares outstanding. For details regarding Stock Options and Restricted Stock Units granted under the Plan, see Compensation of Directors and Officers – Equity Incentive Plan.

Extinguishment of Debt

In FYE 2022, the Company recorded $578,971K as an extinguishment of debt due to the conversion of our Convertible Promissory Notes into Series A-1 Preferred Stock of the Company.

Critical Accounting Policies and Estimates

Inventory

Inventory consists of raw materials, in-bound freight and duties, work in progress, and finished goods. Inventories available for sale are valued at the lower of cost or net realized value. Cost is determined using the weighted average method. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, bulk sales, and the expected recoverable values for each disposition category. On a periodic basis, the Company performs a physical count of its inventory and records an Inventory Valuation Allowance for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory are valued based on management’s best estimate and any difference charged to expense.

Intangible Assets

The Company evaluates its intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company utilizes a qualitative assessment to evaluate whether it is more likely than not that the fair value of an intangible asset is less than its carrying value, and if so, the Company will perform a quantitative test. An impairment loss is recognized if the carrying value exceeds the fair value.

Stock-Based Compensation

The Company applies ASC 718 for its Stock-Based Compensation. Compensation for all stock-based awards, including stock options and restricted stock, are measured at fair value on the date of grant and recognized over the associated vesting periods. The fair value of stock options is estimated on the date of grant using a Black-Scholes model. The fair value of restricted stock awards is estimated on the date of the grant based on the fair value of the Company’s underlying common stock. For stock options and restricted stock awards subject to a three-year vesting period, the Company recognizes compensation expense over the associated service periods.

Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

Liquidity and Capital Resources

Sources of Liquidity

To date, our operations have been financed by our exempt offerings of securities made in reliance on Regulation A, Regulation CF and both Rule 506(c) and Rule 506(b) of Regulation D. For details regarding our securities offerings, see below Sales of Securities.

Cash and Cash Equivalents

As of December 31, 2023, the Company held $18,574K in cash and cash equivalents and $27,685K in investments in short-term treasury notes, compared to $9,025K in cash and cash equivalents, and $74,385K held in short-term treasury notes as of December 31, 2022.

Inventory

Our physical assets increased significantly with inventory of $18,694K as of December 31, 2023, which is primarily finished goods including 313 Casita Boxes units, compared to $8,243K as of December 31, 2022, which was primarily raw materials. As we continue producing Casita Boxes, the amount of inventory consisting of finished goods has increased compared to the amount of raw materials as inventory.

Property, Plant and Equipment

Property, Plant and Equipment increased to $10,766K as of December 31, 2023 primarily related with our manufacturing equipment, from $7,738K at December 31, 2022 resulting from additional capital improvements to our manufacturing facility.

In addition to installed capital equipment, as of December 31, 2023, we recorded $9,822K in deposits related to production equipment, compared to $3,902K as of December 31, 2022.

Sales of Securities

Sales of Capital Stock

Beginning November 23, 2021, the Company commenced an exempt offering of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D. The Company closed the offering August 31, 2023, having sold 45,011K shares for gross proceeds of $33,837K.

On March 31, 2022, the Company’s offering under Regulation A was qualified to sell Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. The Regulation A offering closed on January 12, 2023, with the Company selling 5,913,600 shares of Series A Preferred Stock for gross proceeds of $83K, 742K shares of Series A-1 Preferred Stock for gross proceeds of $59K, and 81,064K shares of Series A-2 Preferred Stock for gross proceeds of $64,850K. The Selling Shareholders (Paolo Tiramani and Galiano Tiramani) sold 12,488K shares of Common Stock, directly to investors, for gross proceeds of $9,991K.

From August 25, 2022 through February 20, 2023, the Company conducted an offering of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert, in reliance on Regulation Crowdfunding. The Company sold 5,914K shares for gross proceeds of $4,731K.

Beginning February 17, 2023, the Company commenced a Canadian exclusive offering, through FrontFundr, of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. This offering is subject to applicable exemptions under Canadian securities laws and is strictly limited to investors from specific Canadian provinces, which is verified by FrontFundr. As of December 31, 2023, the Company has sold 388K shares for gross proceeds of $310K.

On June 15, 2023, the Company engaged in a statutory merger with an affiliated corporation, 500 Group, in which the Company exchanged 37,500K shares of Non-Voting Series A-2 Preferred Stock in exchange for 500 Group’s 100 outstanding shares of Common Stock in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. For details, see Certain Relationships and Related Transactions and Director Independence.

Beginning September 1, 2023, the Company commenced an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D. As of December 31, 2023, the Company sold 8,343K shares for gross proceeds of $4,184K.

From September 18 through October 9, 2023, the Company conducted an offering of its Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert, in reliance on Regulation Crowdfunding. The Company sold 4,079K shares for gross proceeds of $3,263K.

In February 23rd, 2024 the Company filed a Preliminary Form 1-A expecting to conduct an offering of its Non-Voting Series A-3 Preferred Stock under Regulation A.

Convertible Promissory Notes

Between November 17, 2020, and April 1, 2022, the Company sold $44,852K in Convertible Promissory Notes in an exempt offering made in reliance on Rule 506(c) of Regulation D. On April 1, 2022, all of the Convertible Promissory Notes converted into 781,541K shares of Non-Voting Series A-1 Preferred Stock representing the principal amount due plus $2,058K of accrued interest. As discussed above, our income statement includes a net loss of $612,395K for FYE 2022, of which $578,971K represents the extinguishment of debt through the conversion of our Convertible Promissory Notes. See above – Extinguishment of Debt and Interest Expense and Note 6 to the Consolidated Financial Statements for the fiscal years ending December 31, 2022 and 2021.

Material Commitments and Obligations

Expense Commitments

As of December 31, 2023, we reported current lease liabilities of $3,182K compared to $1,000 as of December 31, 2022. Our long-term lease liability increased to $10,661K as of December 31, 2023, from $3,091K as of December 31, 2022.

Customer Deposits

Our main non-lease liability is the Company’s obligation to customers who have placed deposits on the purchase of a Casita. As of December 31, 2023, the Company held Customer deposits in the amount of $3,987K, which represented a decrease from $4,257K as of December 31, 2022. See – Trend Information.

Deferred Revenue

As of December 31, 2023, our balance sheet carried $2,684K deferred revenue related to purchase orders from Oklahoma (see Trend Information) and the Purchase Agreement with Pronghorn Services LLC (included as Exhibit 10.8). The Company notes that while the agreement was never executed, the parties have been acting under the terms of the agreement, with the Company receiving the full payment of the purchase orders ahead of shipping units). Pursuant to our method for recognizing revenue (see Critical Accounting Policies below), deferred revenue reflects the amount that had not yet been delivered as of the date of the consolidated financial statements.

Cash Flows

Historical Cash Flows

	Year Ended December 31
(In Thousands)	2023	2022

Net Cash Used in Operating Activities	$(38,288)	$(33,276)
Net Cash Used in Investing Activities	$36,092	$(83,009)
Net Cash Provided by Financing Activities	$15,503	$103,895

At December 31, 2023, our principal source of liquidity was cash and cash equivalents and short- and long-term investments, which we achieved through our offerings of securities as discussed above. Based on the Company’s current burn rate, we anticipate that the current liquidity together with cash generated from sales of Casitas as well as sales of additional securities will be sufficient to meet our immediate cash needs for approximately 15 months.

Operating Activities

Cash used in operating activities included net loss adjusted for several non-cash items such as depreciation & amortization, stock-based compensation, extinguishment of debt and other non-cash expenses, in addition to the change in working capital.

Investing Activities

Primary investing activities included purchase of Property, equipment, leasehold improvement, Payment of security deposit for our factory and other facility, and acquisition and sales of short-term and long-term investments.

Financial Activities

Primary sources of our financial activities included net proceeds from issuance and sales of securities.

Trend Information

In total, we have received interest from more than 175,000 potential customers wishing to reserve their place in line for a Casita Box. Each of these potential customers has agreed to our Room Module Order Agreement. Of that number, we currently have deposits from over 8,500 potential customers ranging from $100, $200, $1,200 or $5,000 for over 15,000 Casitas. We are currently only accepting deposits of $200. While there is no assurance that any of these reservations will result in binding orders or revenue, we believe that the volume of reservations demonstrates significant interest in our product, which necessitates our efforts to focus on scaling up production capacity.

We also recently announced a new prototype, frequently referenced as the “GOLDIBOX” with three-bedrooms, two-and-a-half bathrooms and an outdoor deck, which is expanding public understanding of BOXABL beyond tiny houses and is already getting a lot of attention from Developers. We are now able to produce multi-bedroom units with our 19x19 ft. Boxes.

Inflation

We have not yet been materially impacted by those pressures because of the key differentiators in our building components compared to traditional, stick-built homes, as well as our manufacturing process in the factory setting compared to construction in the field. If the Company encounters significant increases in the cost of manufacture due to inflation, we believe we would be able to pass on those costs to end consumers as they would likely encounter greater inflationary impacts in traditionally built homes. Recent inflationary pressures have not materially impacted the Company’s operations.

Planned Timeline

With the success of our initial fundraising through our offerings under Regulation A, Regulation D, and Regulation CF, we have continued to advance our planned timeline beyond initial testing of Casitas, delivery of orders, and developing Factory 2. As of March 29, 2024, we see our next 12-month timeline as follows:

Month 1-3:	●	Begin delivery of orders to states do not have modular housing legislation, Park Model RV configuration, and to Arizona.
	●	Ramp-up Generation 1.0 Casitas production.
	●	Obtain plant and Generation 1.0 Casita certification in Nevada, New Mexico, California, and Texas

Month 3-6:	●	Upgrade manufacturing equipment including: CNC equipment, Lamination Line, Paint Line, and Casita Assembly Conveyor System and complete setup of Factory 2 and 3 and continue with the integration into our production process.
●

Month 7+:	●	Begin production of our next generation Casita
	●	Begin ramp up of production to achieve our desired production at scale for our facilities in Nevada.
	●	Complete ramp up of production to achieve our desired production at scale for our facilities in Nevada.
	●	Obtain Generation 2.0 Casita certification in several states including Arizona, California and Nevada.

The Company believes the above referenced activities are achievable with its current cash and cash equivalents as referenced in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.

On the regulatory side of our business, we have received Generation 1.0 state modular approvals required for our Casitas in Arizona, which was finalized in December 2023. We still anticipate achieving Generation 1.0 state modular approvals for our Casitas in California and Nevada, followed by Generation 2.0 state modular approvals for our Casitas and our multifamily set-ups in California, Arizona, and Nevada later in 2024.

There is no assurance that we will be able to meet this timeline. It is provided to identify our intentions for moving forward during the next 12 months of operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by §229.10(f)(1), BOXABL is not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boxabl Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Boxabl Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”), and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

PCAOB #3501

We have served as the Company’s auditor since 2020.

San Diego, California

April 1, 2024

BOXABL Inc.

Consolidated Balance Sheets

as of December 31, 2023 and 2022

	As of
(In Thousands)	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$18,574	$9,025
Short-term investments	27,685	74,385
Accounts receivable	26	-
Inventory	18,694	8,243
Other current assets	676	502
Total current assets	65,655	92,155

Property, equipment and other assets:
Long-term investments	2,777	1,461
Restricted cash	3,758	-
Property and equipment, net	10,766	7,738
Intangible assets, net	369	-
Right of use assets	13,238	3,686
Deposits on equipment	9,822	3,902
Deposits	1,140	1,140
Total property, equipment, and other assets	41,870	17,927
Total assets	$107,525	$110,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,349	$1,282
Customer deposits	3,987	4,257
Deferred revenue	2,684	1,505
Lease liability- current	3,182	1,000
Subscription liability	451	-
Accrued expenses and other current liabilities	1,864	1,127
Total current liabilities	14,517	9,171

Long-term liabilities:
Lease liability - long-term	10,661	3,091
Total liabilities	25,178	12,262

Commitments and contingencies -- See note 11	-	-

Stockholders’ equity:

Series A Preferred Stock $0.00001 par, 0.25 billion shares authorized, 194,422,511 shares issued and outstanding as of December 31, 2023 and December 2022, respectively	2,671	2,671
Series A-1 Preferred Stock $0.00001 par, 1.10 billion shares authorized, 850,380,223 shares issued and outstanding as of December 31, 2023 and December 2022, respectively	630,251	630,251
Series A-2 Preferred Stock $0.00001 par, 2.05 billion shares authorized, 173,955,898 and 120,868,572 shares issued and outstanding as of December 31, 2023 and December 2022, respectively	100,773	89,469
Series A-3 Preferred Stock $0.00001 par, 8.75 billion shares authorized, 8,343,400 and 0 shares issued and outstanding as of December 31, 2023 and December 2022, respectively	4,020	-
Common Stock $0.00001 par, 6.6 billion shares authorized, 3.00 and 3.00 billion shares issued and outstanding as of December 31, 2023 and December 2022, respectively	300	300
Additional paid-in capital	11,818	3,089
Accumulated deficit	(667,486)	(627,960)
Total stockholders’ equity	82,347	97,820
Total liabilities and stockholders’ equity	$107,525	$110,082

See accompanying notes to the consolidated financial statements.

BOXABL Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

	For The Years Ended
	December 31, 2023	December 31, 2022
(In Thousands, except per share amounts)
Revenues	$344	$10,868
Cost of goods sold	10,556	23,668
Gross loss	10,212	12,800

Operating expenses:
General and administrative	14,855	10,391
Sales and marketing	8,401	6,523
Research and development	8,292	3,377
Total operating expenses	31,548	20,291
	-	-
Loss from operations	$41,760	$33,091

Other expense/(income):
Interest income	(3,119)	(530)
Other income	(107)	(48)
Loss on disposal of assets	992	-
Extinguishment of debt	-	578,971
Forgiveness of Debt	-	911
Total expense/income:	$(2,234)	$579,304
	$-	$-
Provision for income taxes
Net loss Attributed to Common Stockholders	$39,526	$612,395

Weighted average common shares outstanding -	3,000,000	3,000,000
basic and diluted
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to the consolidated financial statements.

BOXABL Inc.

Consolidated Statements of Changes to Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Series A-3 Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2022	-	$-	-	$-	68,097	$4,499	188,509	$2,589	3,000,000	$300	$1,379	$(15,565)	$(6,798)

Issuance of Series A Preferred Stock	-	-	-	-	-	-	5,914	83	-	-	-	-	83
Issuance of Series A-1 Preferred Stock	-	-	-	-	742	593	-	-	-	-	-	-	593
Conversion of convertible notes	-	-	-	-	781,541	625,233	-	-	-	-	-	-	625,233
Issuance of Series A-2 Preferred Stock	-	-	120,869	94,968	-	-	-	-	-	-	-	-	94,968
Offering Costs	-	-	-	(5,499)	-	(74)	-	(1)	-	-	-	-	(5,574)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	1,710	-	1,710
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(612,395)	(612,395)
Balance as of December 31, 2022	-	$-	120,869	$89,469	850,380	$630,251	194,423	$2,671	3,000,000	$300	$3,089	$(627,960)	$97,820

Balance as of January 1, 2023	-	$-	120,869	$89,469	850,380	$630,251	194,423	$2,671	3,000,000	$300	$3,089	$(627,960)	$97,820

Issuance of Series A-2 Preferred Stock	-	-	15,587	12,024	-	-	-	-	-	-	-	-	12,024
Issuance of Series A-3 Preferred Stock	8,343	4,184	-	-	-	-	-	-	-	-	-	-	4,184
Common Control Transaction	-	-	37,500	30,000	-	-	-	-	-	-	-	-	30,000
Deemed Dividend	-	-	-	(29,725)	-	-	-	-	-	-	-	-	(29,725)
Offering Costs	-	(163)	-	(995)	-	-	-	-	-	-	-	-	(1,158)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	8,729	-	8,729
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(39,526)	(39,526)
Balance as of December 31, 2023	8,343	$4,020	173,956	$100,773	850,380	$630,251	194,423	$2,671	3,000,000	$300	$11,818	$(667,486)	$82,347

See accompanying notes to the consolidated financial statements.

BOXABL Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023 and 2022

	For The Years Ended
(In Thousands)	December 31, 2023	December 31, 2022
Cash Flows From Operating Activities:
Net loss	$(39,526)	$(612,395)
Adjustments to reconcile net loss to net cash used in operating activities:
Forgiveness of PPP loan	-	(49)
Depreciation and amortization	2,375	1,200
Stock based compensation expense	8,729	1,710
Extinguishment of debt	-	578,971
Net gains on investments	(3,119)	(448)
Loss on disposal of Assets	992	-

Changes in Operating Assets and Liabilities:
Accounts receivable	(26)	489
Inventories	(10,451)	536
Other current assets	(173)	(3,327)
Accounts payable	1,067	(110)
Deferred revenue	1,179	(3,962)
Customer deposits	(270)	2,429
Accrued Expenses and other current liabilities	736	798
Right of use assets/Liabilities	199	(29)
Accrued interest on convertible notes	-	911
	-	-
Net cash used in operating activities	(38,288)	(33,276)

Cash Flows From Investing Activities:
Purchase of property and equipment and deposits	(12,366)	(6,996)
Deposits	-	(615)
Purchase of intangible assets	(45)	-
Purchase of investments	(44,969)	(94,584)
Sale of investments	93,472	19,186

Net cash provided by (used in) investing activities	36,092	(83,009)

Cash Flows From Financing Activities:
Proceeds from convertible promissory notes payable	-	14,405
Offering costs	-	(5,561)
Proceeds from sale of preferred stock	15,052	95,050
Subscription liability	451	-

Net cash provided by financing activities	15,503	103,894

Change in cash, cash equivalents, and restricted cash	13,307	(12,391)
Cash and cash equivalents, beginning of year	9,025	21,416
Cash, cash equivalents, and restricted cash end of year	$22,332	$9,025

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Deposits in Escrow	$-	$61
Purchase of equipment in accounts payable	$-	$155
Acquisition of patents with Series A-2	$272	$-
Deemed dividend	$(29,725)	$-
Conversion of notes payable and accrued interest to preferred stock	$-	$46,858

See accompanying notes to the consolidated financial statements.

BOXABL Inc.

Notes to the Consolidated Financial Statements

December 31, 2023 and 2022

NOTE 1- INCORPORATION AND NATURE OF OPERATIONS

BOXABL Inc., is a Nevada (“C”) corporation originally organized as a Nevada limited liability company, on December 2, 2017. The corporation converted from a Nevada limited liability company to a Nevada corporation on June 16, 2020. The consolidated audited financial statements of BOXABL Inc., (which may be referred to as the “Company”, “BOXABL”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s headquarters are in Las Vegas, Nevada.

BOXABL Inc., is building a new type of home using modern manufacturing processes. Its product results in sustainable high quality residential buildings at lower cost, benefiting from mass production practices, resolving the problems of labor shortages, and reducing the carbon footprint by using less building material. The Company has also developed patented shipping technology, allowing it to serve large geographic areas from one factory.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements of the Company are expressed in US dollars, with amounts rounded to the nearest Thousandth (‘000’) as indicated by K. The Company’s fiscal year end is December 31.

The Company is an “emerging growth company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as modified by the Jumpstart Our Business Start-ups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to non-public companies. The Company has elected to take advantage of this extended transition period and as a result, the Company may not adopt new or revised accounting standards on effective dates as they are applicable to public companies.

Principles of Consolidation

The consolidated financial statements presented include the accounts of the Company and its consolidated subsidiaries. Intercompany balances and transactions between consolidated entities have been eliminated. On June 15, 2023, the Company completed an all-stock statutory merger with 500 Group, an entity previously owned by the Company’s founder and CEO, Paolo Tiramani. The consolidated financial statements include the accounts of 500 Group from June 15, 2023. See Note 6 – Intangible Assets.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company reclassified deposits on inventory, prepaid expenses, and deposits in escrow as other current assets within the consolidated balance sheet and statement of cash flows.

-	The Company recorded an additional 2,057K shares of Series A-1 preferred stock, resulting in an additional extinguishment of debt expense of $1,646K.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. These estimates form the basis for judgements the Company makes about the carrying values of its assets and liabilities, which are not readily apparent from other sources. These estimates are based on information available as of the date of the consolidated financial statements, including historical information and various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ materially from these estimates.

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

Management’s Plan

The Company incurred a net loss of $39,526K and $612,395K during the years ended December 31, 2023, and 2022, respectively, and currently has limited revenues.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes, (a) continued exercise of tight controls to conserve cash, (b) accelerating sales of Casitas to generate revenue, and (c) obtaining additional equity financing. The Company anticipates current capital on hand and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. There are no assurances that our plans will be successful.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

●	Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets. Level 1 assets consist of investments.
●	Level 2 – Valuations based on observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The Company valued its employee stock options (NQSO’s and ISO’s) and stock grants (RSU’s) at grant date fair value using a Level 3 mark. See Note 9 – Stockholders Equity (Deficit): Stock Based Compensation.

Cash and Cash Equivalents

The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Due to the maturity of cash equivalents, the carrying amounts of these instruments approximate their fair values.

Restricted Cash and Deposits

On June 1, 2023, the Company was required to obtain a letter of credit to make a Security Deposit related to the expansion of premises of $3,714K. The letter of credit is collateralized by cash in the Company’s bank account, which is restricted from use until the Letter of Credit is settled. The interest earned on this cash account is also restricted for use until the Letter of Credit is Settled. The Company recorded restricted cash of $3,758K and $0 as of December 31, 2023, and 2022, respectively. As of December 31, 2023, and 2022,

Marketable Debt Securities

The Company generally invests its excess cash into Marketable debt securities, which consist of short-term and long-term investments in US treasury bills and notes that are classified as held-to-maturity.

Short-Term Investments in U.S. Treasury Notes, Held-to-Maturity

Short-term investments in U.S. treasury notes include U.S Treasury notes with maturities of less than 12 months. The realized and unrealized gains and losses on short-term investments in US treasury notes are determined using the specific identification method. If a US treasury note has an unrealized loss and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we will record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security.

Long-Term Investments in U.S. Treasury Notes, Held-to-Maturity

Long-term investments in U.S. treasury notes include U.S Treasury notes with maturities of 12 months or more. The realized and unrealized gains and losses on long-term investments in US treasury notes are determined using the specific identification method. If a US treasury note has an unrealized loss and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we will record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security.

Accounts Receivable

Accounts receivable are recorded at the net realizable value. The Company estimates credit losses on receivables based on its expected losses, including the Company’s historical experience of actual losses. Receivables are considered uncollectable and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. For the period ending December 31, 2023 and 2022, bad debt expense was $23K and $0, respectively.

Inventory

Inventory consists of raw materials, in-bound freight and duties, work in progress, and finished goods. Inventories available for sale are valued at the lower of cost or net realized value. Cost is determined using the weighted average method. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, bulk sales, and the expected recoverable values for each disposition category. On a periodic basis, the Company performs a physical count of its inventory and records an Inventory Valuation Allowance for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory are valued based on management’s best estimate and any difference charged to expense. The inventory valuation allowance, representing a write-down of inventory, was $1,424K and $891K for the year ended December 31, 2023 and 2022, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in our consolidated statement of operations. Major improvements with economic lives greater than one year are capitalized. Depreciation is computed using the straight-line method over the following estimated useful lives:

Software, computers and other peripheral equipment	3 years
Furniture and fixtures	7 years
Machinery and equipment	5-15 years
Tenant improvements	2-5 years
Vehicles	5 years
Casita fixed assets	25 years

The Company reviews the carrying values of its long-lived assets for possible impairment annually, or more frequently whenever events or changes in circumstances, such as discontinuance or technological obsolescence, indicate that the carrying amount of the assets may not be recoverable. As a result of the Company’s physical count of inventory, we identified machinery and equipment that was damaged or obsolete which generated an impairment. Disposal of asset charges were $992K and $0 for the years ended December 31, 2023 and 2022, respectively.

Intangible Assets

The Company evaluates its intangible assets for impairment annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company utilizes a qualitative assessment to evaluate whether it is more likely than not that the fair value of an intangible asset is less than its carrying value, and if so, the Company will perform a quantitative test. An impairment loss is recognized if the carrying value exceeds the fair value. The Company did not recognize any impairments of its intangible assets as of December 31, 2023 and 2022.

Revenue

Revenue is measured based on the amount of consideration that we expect to receive, reduced by allowance for estimated returns, chargebacks, promotional discounts, markdowns, and rebates based on Management’s estimates and the Company’s historical experience. Revenue also excludes any amounts collected on behalf of third parties, including sales and indirect taxes. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price. We generally determine stand-alone selling prices based on the prices charged to customers.

The Company determines revenue recognition through the following steps in accordance with ASC Topic 606, Revenue from Contracts with Customers:

-	Identification of a contract with a customer.

-	Identification of the performance obligations in the contract.

-	Determination of the transaction price.

-	The customer has the ability and intent to pay the contractual amount.

-	Allocation of the transaction price to the performance obligations in the contract.

-	Recognition of revenue when or as the performance obligations are satisfied.

Revenues are recognized when performance obligations are satisfied through the transfer of “Boxes,” services or parts to the Company’s customers. Generally, control transfers upon shipment of the Casita to the customer and considers the transfer of legal title and risk and rewards of ownership to the Customer. Occasionally, performance obligations for the Company may also include the delivery, installation and other services. The Company records a liability for customer deposits received prior to delivery of the Casita or fulfilment of the service. The liability is relieved, with revenue being recognized once the performance obligations to the customer are satisfied.

Non-Committed Customer Deposits

The Company collects customer deposits to reserve for the purchase of a Casita. The Company has received $3,987K and $4,257K in customer deposits for approximately 8,500 and 7,700 BOXABL units as of December 31, 2023 and 2022, respectively. The Company held deposits ranging between $100 - $5,000 from approximately 8,500 prospective customers as of December 31, 2023, which are recorded as liabilities on the balance sheet. If the prospective purchaser decides to not purchase a Box once they become available, they will forfeit their deposit.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, the related labor, and overhead charges associated with that production.

On a periodic basis, the Company performs a physical count of its inventory and records an Inventory Valuation Allowance for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory are valued based on management’s best estimate and any difference charged to expense.

Advertising and Promotion

The Company incurs third party advertising costs as well as payroll-related costs for its marketing personnel engaged in promotional activities. Advertising and promotion costs to market our products and services are expensed as incurred. Certain Marketing costs related to the issuance of the Company’s securities are accounted for as a reduction to the proceeds from the equity offering, and not included in sales and marketing expense. Advertising and promotion expense for the years ended December 31, 2023 and 2022 amounted to approximately $1,936K and $5,446K, respectively, which was included in sales and marketing expense, on the Company’s consolidated statement of operations. The Marketing Costs accounted for as a reduction to the proceeds of the equity offering were $125K for each of the years ended December 31, 2023 and 2022.

Research and Development

Research and development costs consisting of design, materials, and consultants related to prototype and process improvements and developments are expensed as incurred. Total research and development costs increased by $4,915K during the year ended December 31, 2023. This increase can be attributed to the testing and development of the next generation product in advance of the launch.

Warranty Provision

The Company offers its customers warranties on products sold for a period of up to 10 years. Management records an expense to operations for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties As of December 31, 2023 and 2022, the Company’s reserve for warranty totaled $570K and $570K, respectively, and is reflected in accrued liabilities in the accompanying consolidated balance sheets.

Concentration of Credit Risk

Cash and Cash Equivalents:

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained at high quality financial institutions. During the years ended December 31, 2023 and 2022, the Company’s deposits exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances. Based upon assessment of the financial condition of these institutions, management considers that the risk of loss of any uninsured balances do not have a significant impact on the Company’s operations.

Inventory:

The Company imports certain materials from overseas vendors. Consequently, the Company’s ability to purchase and the costs of its products are subject to political, social, and economic situations, both in the United States and abroad. The loss of one or more vendors should not have a material impact on the Company’s operations as replacement vendors or substitute components can be identified.

Customers:

During 2023 and 2022, revenues from four customers were approximately 83% and revenues from two customers were approximately 95% of the Company’s revenues, respectively. As of December 31, 2023 and 2022, receivables from one customer represented 100% and 100% of the Company’s accounts receivable, respectively. The Company did not have repeating customers so the loss of an individual customer is not expected to impact the Company’s operations.

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

Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. Diluted net loss per share reflects the actual weighted average of common shares issued and outstanding during the period plus potential common shares. Stock options and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share when their effect is dilutive. As all potentially dilutive securities are anti-dilutive as of December 31, 2023 and 2022, diluted net loss per share is the same as basic net loss per share for each year.

	As of December 31,
(In Thousands)	2023	2022
Series A Preferred Stock	194,423	194,423
Series A-1 Preferred Stock	850,380	850,380
Series A-2 Preferred Stock	173,956	120,869
Series A-3 Preferred Stock	8,343	-
Restricted Stock Units	60,500	61,288
Stock Options	55,236	17,857
Stock Warrants	10,460	-
Potentially Dilutive Shares	1,353,298	1,244,817

Stock-Based Compensation

The Company applies ASC 718 for its Stock-Based Compensation. Compensation for all stock-based awards, including stock options and restricted stock, are measured at fair value on the date of grant and recognized over the associated vesting periods. The fair value of stock options is estimated on the date of grant using a Black-Scholes model. The fair value of restricted stock awards is estimated on the date of the grant based on the fair value of the Company’s underlying common stock. For stock options and restricted stock awards subject to a three-year vesting period, the Company recognizes compensation expense over the associated service periods.

Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

Leases

The Company leases some items of property, plant and equipment, including manufacturing and office space. On the lease commencement date, a lease is classified as a finance lease or an operating lease based on the classification criteria of the lease guidance under U.S. GAAP. As of January 1, 2022, the Company adopted Financial Accounting Standard Board (“FASB”) ASC Topic 842 Leases (“ASC 842”) and applied the lease classification criteria contained therein for any new leases. Upon adoption of ASC 842, the Company recorded right-of-use (“ROU”) assets for all of its leased assets classified as operating leases. The Company has no finance leases. The ROU assets were computed as the present value of future minimum lease payments, including additional payments resulting from a change in an index such as a consumer price index or an interest rate, plus any prepaid lease payments minus any lease incentives received.

Contingencies

The Company is involved in lawsuits, claims, and proceedings, including those identified below, which arise in the ordinary course of business. In accordance with the FASB ASC Topic 450 Contingencies, the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-09”) amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating this ASU to determine its impact on the Company’s income tax disclosures.

In November 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-07”) amending existing segment disclosure guidance, primarily requiring quarterly disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”), requiring disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU should be applied on a retroactive basis, to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine the impact on the Company’s Segment disclosures.

In October 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-06”) amending the disclosure or presentation requirements for a variety of Topics. Many of the amendments align the requirements in the Codification with the SEC’s regulations. The ASU is effective on the date on which the SEC removes the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company is currently evaluating this ASU on the Company’s disclosures.

In March 2023, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU 2023-01”) amending guidance for lessees that are party to a lease between entities under common control. The ASU is effective for annual reporting periods beginning after December 15, 2023, with early adoption permitted. It must be applied on a prospective basis. The Company is currently evaluating this ASU to determine its impact on the Company’s lease and related party disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances. Management does not believe that any other recently issued, but not yet effective, accounting standards have a material effect on the accompanying consolidated financial statements.

NOTE 3 – INVESTMENTS

As of December 31, 2023, and 2022, investments in securities consists of US Treasury Notes carried at cost, consisting of the following:

	December 31,
(In Thousands)	2023	2022
Investments in short-term U.S. Treasury Notes	$27,685	$74,385
Investments in long-term U.S. Treasury Notes	2,777	1,461
Total investments in U.S. Treasury Notes	$30,462	$75,846

The Long-Term Investments include maturities extending beyond 12 months.

The cost basis of investments held is determined by the Company using the specific identification method.

Gains and losses on sale of investments, interest and unrealized gains are all reported within Interest Income on the Statement of Operations.

NOTE 4 – INVENTORY, NET

As of December 31, 2023 and 2022, inventory consists of the following:

	December 31,
(In Thousands)	2023	2022
Raw material	$3,346	$4,550
Inventory in-transit	273	-
Work-in progress	255	183
Finished goods	14,820	3,510
Total inventory	$18,694	$8,243

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the years ended December 31, 2023, and 2022, the Company recorded $721K and $2,266K related to obsolete and damaged inventory in cost of goods sold on the consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following amounts for the years ended December 31, 2023 and 2022:

	December 31,
(In Thousands)	2023	2022
Software, computers and other peripheral equipment	$266	$619
Furniture and fixtures	182	164
Machinery and equipment	8,754	5,327
Tenant improvements	2,397	1,930
Vehicles	726	682
Casita fixed assets	825	512
Construction in-progress	690	-
	13,840	9,234
Less: Accumulated depreciation	(3,074)	(1,496)
Property, plant and equipment - net	$10,766	$7,738

Depreciation

During the years ended December 31, 2023 and 2022, the Company recognized $1,937K and $1,200K, respectively, in depreciation expense.

Deposits on Equipment

As of December 31, 2023 and 2022, the Company paid $9,822K and $3,901K, respectively, for deposits on equipment. The total amount is recorded as Deposits on Equipment on the consolidated balance sheets. As of December 31, 2023 and 2022 the remaining amount of purchase commitments was approximately $3,273K and $6,239K, respectively.

Disposal of Equipment

During the year ended December 31, 2023, and 2022 the Company disposed $992K and $0 of obsolete or damage property, plant and equipment, net. The historical cost of the property and equipment disposed in 2023 is $1,698K.

Construction In-Progress

The Company recorded $690K and $0 as construction in progress during the year ended December 31, 2023, and 2022 respectively. Construction in progress represents assembly line equipment that is under construction but is not yet ready for its intended use. Once completed, this equipment will be placed into service and depreciated over its estimated useful lives.

NOTE 6 – INTANGIBLE ASSETS

On June 15, 2023, the Company engaged in an all-stock statutory merger with 500 Group, Inc., a Nevada corporation (“500 Group”) and its subsidiary Build IP. The Company exchanged 37,500K shares of its Non-Voting Series A-2 Preferred Stock for 500 Group’s 100 outstanding shares of 500 Group’s common stock in a transaction valued at $30,000K, or $0.80 per share. Due to the common control of the Company, 500 Group and Build IP by the Company’s Chief Executive Officer, this transaction was accounted for under the common control accounting standards. In addition, 500 Group and Build IP didn’t have substantial assets, liabilities or operations. Thus, the Company treated the transaction as an asset acquisition, recording $272K as intangible assets, which represented the patents at its historical carrying value, and the remaining consideration of $29,725K as a deemed dividend. The deemed dividend was offset against the Series A-2 Preferred Stock account as the Company currently has an accumulated deficit. As a result of this merger, 500 Group and Build IP are wholly-owned by BOXABL, and their assets, including the intellectual property held by Build IP, are now owned and consolidated by BOXABL. Accordingly, license agreement between BOXABL and Build IP is now void. This asset acquisition enabled BOXABL to control the intellectual property previous contracted for under the license agreement that required payment of a 1% royalty fee based on gross revenues.

Intellectual Property

The Company recorded intellectual property of $272K at the time of the merger valued at historical cost on the audited consolidated balance sheet. The balance of the intellectual property as of December 31, 2023, and 2022 was $398K and $0, respectively. The Company also recorded amortization expense related to these patents of $50K. The useful life of the patents is either the stated expiration date, or 14 years, whichever is more easily determined.

NOTE 7 – DEBT

PPP Loan

In March 2021, the Company obtained a PPP loan in the amount of $49K, which was forgiven in 2022 and recorded to forgiveness of debt on the consolidated statement of operations.

Convertible Notes Payable

On November 17, 2020, the Company commenced an offering of convertible promissory notes pursuant to Rule 506(c) Regulation D, seeking to raise up to $50,000K of convertible promissory notes, with an annual interest rate of 10.0% per annum, and a maturity date of March 31, 2023.

As of April 1, 2022, the gross amount of the convertible promissory note was $44,852K and the accrued interest for all convertible notes was $2,058K.

On April 1, 2022, in connection with the Company’s launch of their Regulation A offering, all convertible promissory notes were converted into 781,541K shares of Series A-1 Preferred stock. The conversion price ranged from 50-90% of the per share price paid by the purchasers of such equity securities in the offering. The conversion discount rates were based on timing and amount of the convertible promissory notes. Of the converted shares, 5,884K shares of Series A-1 Preferred stock, representing $360K of face value and $12K of accrued interest, were paid for by and issued to related parties. The Company recorded interest expense of $911K related to the accrual of interest and an extinguishment of debt loss of $578,971K during the year ended December 31, 2022, related to this conversion. The Company accounted for the transaction as an extinguishment of debt as the conversion terms enacted were significantly different than the stated conversion rates per the convertible promissory notes. Thus, the Company recorded the transaction at its fair market value.

Due to the delays in the launch of the Company’s Regulation A offering whereby management increased the per share offering price during that time, management determined that the conversion price of the convertible notes would be modified to a conversion price which closely resembled management’s estimate of the fair value of the security at the time when the convertible notes were issued.

Initial conversion rates:

Convertible Category	Convert Rate	Price Per Share	Category Criteria
10% Discount Note	90%	$0.07	$0 - $99,999 Principal
20% Discount Note	80%	0.06	$100,000 - $999,999 Principal
30% Discount Note	70%	0.06	$1,000,000+ Principal
25% Discount Note	75%	0.06	Original Terms - General
50% Discount Note	50%	0.04	Original Terms - Strategic

The Company’s outstanding Convertible Note balance was $0 and $0 for the years ended December 31, 2023 and 2022, respectively.

NOTE 8 – LEASES

Leases with an initial term of less than 12 months are not recorded on the consolidated balance sheets. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The Company has determined that it was reasonably certain that the renewal options would be exercised based on previous history and knowledge, current understanding of future business needs and the level of investment in leasehold improvements, among other considerations. The incremental borrowing rate used in the calculation of the lease liability is based on the rate available to the Company. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain subsidiaries of the Company rent or sublease certain office space to/from other subsidiaries of the Company.

Maturities of lease liabilities for operating leases as of December 31, 2023, were as follows:

(In Thousands)
Period ending December 31,	Fiscal Year
2024	$3,854
2025	3,997
2026	3,839
2027	2,102
2028	1,509
Thereafter	258
Total lease payments	$15,559
Less: Imputed interest	(1,716)
Total lease liability	$13,843

As of December 31, 2023, the weighted average remaining lease term was 3.8 years. The weighted average incremental borrowing rate is 4%.

A lease liability was also recorded at the same time. No ROU asset is recorded for leases with a lease term, including any reasonably assured renewal terms, of 12 months or less. Upon adoption of ASC 842, the Company also recorded lease liabilities computed as the present value of future minimum lease payments, including reductions from any landlord incentives, plus any additional direct costs from executing the leases. Lease liabilities are amortized using the effective interest method using a discount rate of 4%. Depreciation on the ROU asset is calculated as the difference between the expected straight-line rent expense over the lease term less the accretion on the lease liability. The Company recognizes a right-of-use asset and a lease liability for these operating leases in its consolidated balance sheets. The Company’s lease agreements also include obligations for the Company to pay for other services, including operations and maintenance. The Company accounts for these services separately.

During the years ended December 31, 2023, and 2022, rent expenses totaled $3,859K and $1,196K, respectively.

Sublease

Pursuant to an agreement dated April 12, 2023, but effective as of January 1, 2023, the Company has leased to Supercar System four support squares located in the Company’s main property located at 5435 E. N. Belt Road, Las Vegas, Nevada for $7K per month. The agreement terminates December 31, 2026 unless otherwise amended in writing by the parties, and the Company retains the right to unilaterally terminate the agreement upon thirty days’ written notice. Supercar System is controlled by the Company’s CEO, Paolo Tiramani.

NOTE 9 – RELATED PARTY TRANSACTIONS

	December 31,
	2023	2022
Consolidated Statement of Operations
Rental income	$89	$64
Royalty expense	-	110
Professional fees	93	210

Consolidated Balance Sheets
Accounts payable	-	60
Preferred Stock	1,719	1,719
Acquisition of patents	272

The Company had the following transactions with related parties:

(1)	The Company has a contract with the majority shareholder and CEO to share certain costs related to office space, support staff, and consultancy services.
(2)	The Company entered into an exclusive license agreement with Build IP LLC, an entity controlled by the Company’s majority shareholder and CEO. Under the terms of the agreement, Build IP LLC agreed to license its structure, transport, and trademark patents to the Company in exchange for a quarterly royalty payment of 1% on royalty-bearing Casita sales. Upon the merger with 500 Group in June 2023, the license agreement with Build IP LLC became void. See Note 6 – Intangible Assets.
(3)	The Company incurred professional expenses related to a former member of the Board of Directors for providing consulting services.
(4)	As of December 31, 2023 and 2022, the Company had 26,726K shares outstanding of Series A Preferred Stock, representing an initial cost of $427K held by certain related parties including the spouse and in-laws to the Director of Marketing. As of December 31, 2023 and 2022, 5,884K shares of Series A-1 Preferred Stock, representing an initial cost of $372K were held by certain related parties including the in-laws to the Director of Marketing and a former Director of the Company. As of December 31, 2023 and 2022, 12,834K Nonqualified Stock Options representing an initial grant date fair value of $920K were held by certain related parties including the spouse to the Director of Marketing and a former Director of the Company. See Note 10 – Stockholders Equity (Deficit).

At times, the Company utilizes credit cards for operational purchases. The credit card was initially established by creating a business account under the Company’s Chief Executive Officer credit umbrella for which the structure remains. All amounts on the Company’s credit cards are guaranteed by the Chief Executive Officer. The balance on the credit card was approximately $125,000 and $88,000 as of December 31, 2023 and 2022, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred and Common Stock

The Company was converted to a C-Corporation in the state of Nevada on June 16, 2020. In conjunction with the conversion, the Company authorized the issuance of 4.25 billion shares of common stock with a par value of $0.00001 and 750 million shares of preferred stock with a par value of $0.00001. The Company initially designated all shares of preferred stock as “Series A Preferred Stock”, see below for rights and preferences.

On February 24, 2021, the Company filed an amendment to the articles of incorporation which increased the number of authorized preferred shares to 850 million, for which 202,517K and 647,483K shares were classified as Series A Preferred Stock and Series A-1 Preferred Stock, respectively.

On November 19, 2021, the Board of Directors approved a 10-for-1 stock split of the outstanding shares of the Company, and decided to increase the number of shares to the following: 6.6 billion shares of Common Stock of $0.00001 par value, 250 million shares of Series A Preferred Stock of $0.00001 par value, 1.1 billion shares of Series A-1 Preferred Stock of $0.00001 par value, 2.05 billion shares of Series A-2 Preferred Stock of $0.00001 par value, and 900 million shares of unclassified Preferred Stock of $0.00001 par value.

On September 1, 2023, the Company filed an amendment to the articles of incorporation which authorized the issuance of 8.75 billion shares of Series A-3 Preferred Stock of $0.00001 par value, and increased the amount of authorized unclassified Preferred Stock to 1.25 billion shares.

Preferred Stock Liquidation Preferences

The following table summarizes the liquidation preferences as of December 31, 2023 in order of liquidation:

(In Thousands)	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference Balance
Series A-3 Preferred Stock	8,750,000	8,343	$6,675
Series A-2 Preferred Stock	2,050,000	173,956	139,165
Series A-1 Preferred Stock	1,100,000	850,380	67,180
Series A Preferred Stock	250,000	194,423	3,305
Non-classified Preferred Stock	1,250,000	-	-
Total Series A Preferred Stock	13,400,000	1,227,102	$216,325

The Series A Preferred Stock has the following features:

Holders of Series A Preferred Stock do not have voting rights. Shares of Series A preferred stock are convertible to common stock on a one for one basis upon the Company’s IPO or upon a Regulation A capital raise. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, payment shall be made to the holders of Series A Preferred Stock before payment is made to any holders of common stock.

The Series A-1 Preferred Stock has the following preferences:

Holders of Series A-1 Preferred Stock do not have voting rights. Shares of Series A-1 Preferred Stock are convertible to common stock on a one for one basis upon the Company’s IPO or upon a Regulation A capital raise. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, payment shall be made to the holders of Series A-1 Preferred Stock before payment is made to any holders of common stock.

The Series A-2 Preferred Stock has the following preferences:

Holders of Series A-2 Preferred Stock do not have voting rights. Shares of Series A-2 Preferred Stock are convertible to common stock on a one for one basis upon the Company’s IPO or upon a Regulation A capital raise. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, payment shall be made to the holders of Series A-2 Preferred Stock before payment is made to any holders of common stock.

The Series A-3 Preferred Stock has the following preferences:

Holders of Series A-3 Preferred Stock do not have voting rights. Shares of Series A-3 Preferred Stock are convertible to common stock on a one for one basis upon the Company’s IPO or upon a Regulation A capital raise. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, payment shall be made to the holders of Series A-3 Preferred Stock before payment is made to any holders of common stock.

The “Series A Original Issue Price” shall mean $0.017 per share, the “Series A-1 Original Issue Price” shall mean $0.079 per share, the “Series A-2 Original Issue Price” shall mean $0.80 per share, and “Series A-3 Original Issue Price” shall mean $0.80 per share in each case subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series A Preferred Stock, the Series A-1 Preferred Stock, the Series A-2 Preferred Stock, or the Series A-3 Preferred Stock, as the case may be. In any event of any voluntary or involuntary liquidation, dissolution or winding up of the company, after payment to all creditors of the Company, the remaining assets of the Company available for distribution to its stockholders will be distributed first among the holders of Non-Voting Series A-3, Series A-2, Series A-1 and Series A Preferred Stock, and then to the holders of Common Stock.

Sales of Preferred Stock

During the year ended December 31, 2023, the Company issued 15,587K Preferred Series A-2 shares under Regulation D CF, and Canadian regulation offerings for gross proceeds of $12,024K. During the year ended December 31, 2023, the Company issued 8,343K Preferred Series A-3 shares for gross proceeds of $4,184K.

During the year ended December 31, 2022, the Company issued 120,869K Preferred Series A-2 shares under Regulation A, D, CF, and Canadian regulation offerings for gross proceeds of $94,968K. The Company issued 5,914K shares of Preferred Series A for gross proceeds of $83K under Regulation A. Of the shares sold from the Series A class, 1,930K shares were issued at a cost of $27K to a related party who was a spouse to the Director of Marketing. The Company also issued 742K shares of Preferred Series A-1 for gross proceeds of $598K under Regulation A.

Warrants

In connection with the issuance of certain A-3 shares, the Company issued 10,461K Warrants that are exercisable at a price of $0.80 per share. Warrants are exercisable for three years from the date of purchase (the “Exercise Period”); provided, however, that the Company may call the Warrants, in its sole discretion, at any time upon 30 days written notice to the Shareholders. All unexercised Warrants will expire and are subject to certain transfer restrictions as further discussed herein. Warrants shall not be awarded for Bonus Shares received.

Offering Costs

The Company incurred offering costs of $1,159K and $5,574K, respectively, for the years ended December 31, 2023, and 2022. These costs include legal fees, targeted marketing and other deferred costs related directly to the open offerings.

Subscription Liability

As of December 31, 2023, the Company had $451K in a subscription liability pertaining to proceeds received, but the Preferred A-2 shares were not yet issued.

Stock-based Compensation

Stock Options:

In 2021, the Company’s board of directors authorized the 2021 Stock Option Plan which allows for the issuance of options to purchase up to 150,000K shares of the Company’s common stock. During the years ended December 31, 2023 and 2022, the Company had stock options granted of 1,357K and 17,430K shares of common stock, respectively, of which 0 and 939K, respectively, vested immediately upon issuance. The remainder generally vest over 36 months of service. The fair values of options granted was approximately $611K and $6,037K, respectively, in the years ended December 31, 2023 and 2022. The options expire 10 years from date of issuance.

On July 12, 2022, 18K Non-qualified stock options representing an initial grant date fair value of $10K were granted to a related party who was a former Director of the Company.

A summary of stock option activity for the years ended December 31, 2023 and 2022 is as follows:

		Weighted Average
(In Thousands except for per share price)	Stock Options	Exercise Price per Share	Term (in years)
Outstanding as of December 31, 2021	53,116	$0.07	9.9
Granted	17,430	0.57
Exercised	-	-
Forfeited/cancelled	(9,258)	(0.15)
Outstanding as of December 31, 2022	61,288	$0.13	8.4

Granted	1,357	0.70
Exercised	-	-
Forfeited/cancelled	(7,409)	(0.37)
Outstanding as of December 31, 2023	55,236	$0.13	7.9
Exercisable as of December 31, 2023	27,730	0.09	7.8

During the years ended December 31, 2023 and 2022, the Company valued the options using the Black-Scholes pricing model on the date of grant using the following assumptions:

	December 31,
	2023	2022
Expected life (years) (1)	5-6.5	5-6.5
Risk-free interest rate (2)	3.75%	2.00%
Expected volatility (3)	48.40%	41.66%
Annual dividend yield	0.00%	0.00%
Weighted average fair value of options granted	$0.80	$0.80

(1)	The expected life of employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

(2)	Based on US Treasury constant maturity interest rate whose term is consistent with expected life of the stock options.

(3)	Based on historical experience over a term consistent with the expected life of the stock options.

(4)	Share-based compensation expense is not adjusted for estimated forfeitures, but instead adjusted upon an actual forfeiture of a stock option. Amounts recorded for forfeited or expired unexercised options are accounted for in the year of forfeiture.

Restricted Stock Units (“RSU”s):

As part of the 2021 Stock Option Plan, the Company issued RSUs to certain employees of the Company. RSUs represent a right to receive a single common share that is both non-transferable and forfeitable until certain conditions are satisfied. RSU awards generally vest over a 3-year service period and stock based compensation is recognized over the service period.

A summary of RSU activity for the years ended December 31, 2023 and 2022 is as follows:

(In Thousands)	RSUs
Outstanding as of December 31, 2021	17,857
Granted	-
Exercised	-
Forfeited/cancelled	-
Outstanding as of December 31, 2022	17,857

Granted	54,357
Exercised	-
Forfeited/cancelled	(11,714)
Outstanding as of December 31, 2023	60,500
Exercisable as of December 31, 2023	286

During the years ended December 31, 2023 and 2022, the Company granted 54,357K and 0 restricted stock units (“RSU”), respectively.

During the year ended December 31, 2023 and 2022, the Company recognized $8,729K and $1,710K of stock compensation expense related to stock options and RSU’s, of which $916K and $821K, respectively, is included within cost of goods sold, $3,930K and $889K is included within general and administrative expense, $2,157K & $0 is included within sales and marketing, and $1,726K and $0 is included within research and development on the consolidated statement of operations.

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

Future stock based compensation expense related to these options and RSUs as of December 31, 2023, to be recognized is approximately $30.9 million, which is expected to be expensed over the remaining vesting period of 2.78 years. The amount of future stock-based compensation expense could be affected by any future option and RSU grants or by any forfeitures.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In the course of business, the Company is party to various legal proceedings and claims from time to time. A liability will be accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss is remote. However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of these proceedings. There are no legal proceedings, which the Company believes will have a material adverse effect on the Company’s financial position.

The Company is currently reviewing the following matters with legal counsel and has not yet determined the range of potential losses:

Arizona Department of Housing Settlement

On January 23, 2023, the Office of Administration of the Arizona Department of Housing brought an administrative complaint against the Company, alleging that the Company did not comply with certain requirements prior to shipping housing units into Arizona, and seeking penalties up to suspension or revocation of its license, an administrative penalty, or probation.

On February 9, 2023, the Company filed its verified Answer, explaining inter alia that BOXABL had acted in good faith and in accordance with its reasonable interpretation of the Department’s instructions regarding the shipments into Arizona, and that shipments were only made after requesting and obtaining the Department’s written consent and authorization in November 2022. This administrative complaint was resolved by settlement agreement on April 21, 2023. The Company paid an administrative penalty to Arizona Department of Housing in the amount of $48K on April 26, 2023, and has satisfied all of its obligations to the Arizona Department of Housing under the settlement agreement.

As part of the settlement with the state of Arizona, related to the delivery of Casita units prior to receiving certification from the state, the Company paid $48K and agreed to reconstruct the units already delivered, and make sure any subsequent delivered units adhere to the regulations.

In connection with the Casita’s delivered in Arizona, the Company entered a settlement with a customer related to the costs of reconstruction of the Casita units. Under the terms of the settlement agreement, the customer has agreed to pay the first $1,000K in costs, and 90% of any costs more than the $1,000K. The Company will only incur 50% of shipping costs should the contract be cancelled, and the units returned. The Company accrued a $570K warranty for such costs and any costs related to the 10-year limited warranty offered to the customer.

In December 2023, the Company received certification from ICC Evaluation Service related to the structural panels of the Casitas, which assist with procuring “plan approval” from various state regulatory agencies.

Claims filed by the Company on its former employees

(i)	The Company is addressing a situation where a former employee violated their confidentiality agreement post-termination. Quantifying the resulting harm is complex and ongoing. Legal action has been initiated in Nevada State Court against the former employee, with efforts underway to fulfill court requirements for service. The Company’s claim is straightforward, and it anticipates a judgment in its favor, likely resulting in compensation below $250,000.

(ii)	The Company is addressing a situation involving a former employee who breached agreements. Assessing the exact impact of this breach is ongoing. Legal proceedings have been initiated in Nevada, then moved to federal court. The former employee, represented by counsel, filed motions. Discovery is currently paused. The Company’s claim is straightforward, with no counterclaims. It anticipates a favorable judgment, likely resulting in compensation below a certain threshold.

(iii)	The Company uncovered potential misconduct by a former employee related to a stock scheme, the impact of which is challenging to measure. Promptly upon discovery, the Company engaged external legal and consulting resources for an internal investigation and reported the matter to the FBI. Legal action was initiated in New York and later transferred to Nevada, but serving the former employee has proven difficult. Alternate service methods are being pursued. The Company’s claim is one-sided, without counterclaims. It expects a favorable judgment, likely resulting in compensation below a certain threshold, though investigations into damages continue.

Claims filed by a former employee against the Company

(i)	The Company received notifications of employment-related charges filed by a former employee with the EEOC and the NLRB. The allegations involve various issues such as discrimination and interference with employee rights. The Company provided responses to both agencies and is awaiting further developments. Due to limited information on the former employee’s arguments, the Company’s assessment of liability potential remains inconclusive, but it does not expect a significant impact on its financial position.

Claim filed by the Company based on Business Disparagement and Defamation

An internet blogger who posted defamatory information regarding the Company. The harm suffered as a result of this Internet Blogger’s actions is difficult to quantify, and has not yet been fully quantified. The company filed a legal action against the Internet Blogger in Nevada State Court. The Internet Blogger has not appeared and we recently filed a motion for default judgment against him seeking $50K in damages. This is an affirmative claim and there are no counter or other claims being asserted against the Company. The Company anticipates an immaterial judgment in its favor.

Claim filed against the Company by former COO

The Company’s former Chief Operating Officer, terminated for cause after seven months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its directors. The amount sought by the former employee is unspecified. The defendants (Company’s Directors at the time) filed motions to dismiss certain claims, which were partially granted. The Company denied the allegations and filed a counterclaim alleging fraud and breach of contract. Damages are still being investigated. The case is in the discovery phase, and the former employee’s deposition revealed potential evidence tampering, prompting the Company to prepare a motion. No trial date is set, and the Company anticipates a favorable outcome.

Claim filed by Leader Capital High Quality Income Fund against the Company

Leader Capital is a shareholder of Company and has filed suit against Company and its transfer agent, Transfer Online, Inc. claiming Breach of Duty to Register a Transfer of a Security, Conversion, Breach of Fiduciary Duty, Intentional Interference with Prospective Economic Advantage. Plaintiff in said action seeks relief and monetary damages including compensatory damages, treble damages, punitive damages, attorney’s fees and costs. The Company has agreed to provide a defense to Transfer Online and we have been engaged in defending the lawsuit. The discovery phase has not yet commenced, and it is difficult to quantify the potential for liability at this early stage of the litigation. The Company doesn’t believe this will have a materially adverse effect on the Company’s financial position.

NOTE 12 – INCOME TAXES

The Company has not recorded any income tax expense for the years ended December 31, 2023, and 2022.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

Year Ended December 31,
(In Thousands)	2023
Deferred Tax Assets:
Federal & State NOL Carryforward	$13,238
Research & Other Credits	576
Capitalized R&D	2,051
Accruals, Reserve and Other	386
Lease Liability	2,907
Stock Based Compensation	1,716
Total Gross DTA	20,874
Less: Val. Allowance	(17,653)
Total Deferred Tax Assets	3,221

Deferred Tax Liabilities:
Fixed Assets	(441)
ROU Assets	(2,780)

Total Gross DTL	(3,221)

Net Deferred Tax Assets	-

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of December 31, 2023 due to historical losses and uncertainty surrounding the use of such assets. The valuation allowance increased by $8,200K between December 31, 2022 and December 31, 2023 primarily due to the generation of net operating losses.

As of December 31, 2023 and 2022, the Company evaluated its net deferred tax asset of $0 and $9,454K, respectively.  The net deferred tax assets decreased $9,454K and increased by $6,838K during the years ended December 31, 2023 and 2022, respectively, consisting primarily of net operating loss carry forwards.  The Company has determined a full valuation allowance of $17,653K and $9,454K was appropriate as of December 31, 2023 and 2022, respectively.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2023, the Company has net operating loss carryforwards for federal income tax purposes of approximately $63,000K. The federal net operating losses were all generated after 2017 and are not subject to expiration. The Company does not have any state net operating loss carryforwards.

The Company has research credit carryforwards for federal income tax purposes of approximately $719.8 thousand as of December 31, 2023. The federal credits begin to expire in 2041. The Company does not have any state credit carryforwards.

Utilization of some of the federal net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2023.

Unrecognized Tax Benefits

The Company recognizes a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Due to the existence of the full valuation allowance, future changes in unrecognized tax benefits will not impact the Company’s effective tax rate. The Company does not foresee material changes to its liability for uncertain tax benefits within the next 12 months.

The Company files tax returns in the U.S. The Company is not currently under examination in any jurisdictions and all its tax years remain effectively open to examination due to net operating loss carryforwards.

During the years ended December 31, 2023 and 2022, no interest or penalties were required to be recognized relating for unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 1, 2024, the issuance date of these consolidated financial statements.

Financing Agreement

In February 2024, we entered into an agreement with Slice by FNBO to provide financing of Accessory Dwelling Units (ADUs).

Restricted Stock Units

Subsequent to December 31, 2023, the Company forfeited 3,571K RSU shares, and 2,435K stock options as of April 1, 2024.

Automation

On March 13, 2024, the Company formalized a notice to Brave Control Solutions Inc. (“Brave”), the primary vendor for new automation equipment as Brave is in breach of Contract for failing to timely manufacture and deliver the equipment specified in the Contracts. We understand that several of the delays were the result of Brave’s failure to pay its vendors and suppliers. The Company has demanded Brave to immediately accelerate its work and processes and complete its performance under the Contracts as soon as possible. While this delays the rollout of the new Casita Generation 2 production, the Company continues to produce Casita Generation 1 units.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of December 31, 2023.

Management recognized that during the preparation of our December 31, 2023, Financial Statements, the Company recorded material post close adjustments related to stock-based compensation and other items. See the “Changes in Internal Control Over Financial Reporting.”

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

The Company has made significant investments in talent including the addition of a new Chief Financial Officer and a new Controller, both of whom had extensive careers in public accounting as well as previous finance and controllership roles in Fortune 100 Companies. The Company has also invested significant resources into market-leading systems that improve operational efficiency in areas such as: accounting, spend management, inventory control, sales, investor relations, and human resources. The investment into these systems aims to generate enterprise-wide transparency and support the Company’s internal controls.

Item 9B. Other Information.

(a) None.

(b) None of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

In connection with a 2023 exercise to improve the Company’s corporate governance standards and apply additional independent oversight of the Company’s policies and operations, five directors have been duly appointed to serve a one-year term as of June 16, 2023 until June 15, 2024. The Company has charged the directors with adopting governance policies to comply with the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and Securities and Exchange Commission (“SEC”) rules relating to Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and other corporate governance matters as described more fully in Director Independence and Corporate Governance, below.

As of February 1, 2024, our directors, executive officers and significant employees were as follows:

Name	Position	Age	Term in Office	Fulltime with the Company
Executive Officers
Paolo Tiramani	Founder and CEO	64	Since December 2017	Yes
Galiano Tiramani	Director of Marketing	36	Since December 2017	Yes
Martin Noe Costas	Chief Financial Officer	46	Since October 2023	Yes

Directors *
Paolo Tiramani	Director	64	Since June 2020
Galiano Tiramani	Director	36	Since June 2020
David R. Cooper II	Director	53	Since June 2023
Veronica Nkwodimmah Stanaway	Director	53	Since June 2023
Gregory F. Ugalde	Director	63	Since June 2023
Christopher J. Valasek	Director	41	Since June 2023
Zvi Yemini	Director	73	Since June 2023

Significant Employees
Kyle Denman	Senior Engineer	30	Since December 2017	Yes

Directors, Officers and Significant Employees

Paolo Tiramani, Founder and Chief Executive Officer, Director

An industrial designer and mechanical engineer, Paolo has over 150 patent filings which have generated more than $1 billion in retail sales. Paolo founded BOXABL in 2017 and has funded BOXABL to date through his intellectual property investment company 500 Group Inc., which has been in operation since 1986. Paolo also founded Supercar System in 2014. Paolo moved operations to Las Vegas, Nevada five years ago for its strategic location, business and tax climate to develop the BOXABL project into an operating company. Paolo and Galiano Tiramani are father and son.

Galiano Tiramani, Founder and Director of Marketing, Director

Galiano is a serial entrepreneur who has founded several successful startups. Notably, a cryptocurrency exchange and bitcoin ATM network that was founded in 2014 and later sold. He also founded and operated a large green farming and processing facility in Northern California before moving to Las Vegas to pursue BOXABL full time. Galiano holds a bachelor’s degree in business. Paolo and Galiano Tiramani are father and son.

Martin Noe Costas, Chief Financial Officer

Martin Costas is a highly accomplished and visionary leader with an exceptional decade-long track record of strategic and operational excellence. With a solid foundation from over 8 years with public accounting with PwC and over 15 years with Fortune 500 companies, Martin has consistently demonstrated his strategic prowess and operational acumen. His most recent position was as CFO with Honeywell Process Solutions, a $4 billion+ global business pioneer in automation control, instrumentation, and services, where he served as CFO from 2022 until October 2023. Prior to this role, he served 3 years (2019 – 2022) as CFO at Nexans Amercable, a global leader in jacketed electrical power, control, and instrumentation cable. From 2017 to 2019 Martin led a Fortune 100 finance transformation as Global Process Owner with Sysco. Prior to that time, he spent over 9 years with SLB (formerly Schlumberger) where he led the finance function of a $6billion+ global Business as the Drilling Solutions Global Controller. Martin has a robust academic foundation, including an MBA from Universität de Barcelona and a bachelor’s degree from Universidad Argentina De La Empresa (UADE), combines academic rigor with practical expertise. His global perspective, fluency in multiple languages, and commitment to excellence continue to make him a trailblazing leader in the business world.

David R. Cooper II, Director

David is a self-styled “super connector” in the global industrialized construction sector who has built a multimedia highway of case studies featuring industry leaders who drive business forward. He has spent the last four years touring smart cities, net zero master planned communities, manufacturing facilities, skills training academies, job sites and more seeking out emerging building products, technology and advanced building processes across the United States, Europe and the United Kingdom. Since February 2020, David has served as host of Dave Cooper Live, LLC, an online talk show about technology, innovation and evolution of construction business. From November 2010 to October 2020, David was Managing Director at Connecticut Valley Homes, a New England based builder using volumetric modular construction for custom homes and commercial projects. David believes that changes for the greater good of the building manufacturing industry and those working in it will have a significant impact on our environment and people everywhere.

Veronica Nkwodimmah Stanaway, Director

Veronica is a financial professional with a solid track record in accounting, finance, and tax. She is an innovative thinker with strong leadership skills, excellent communication skills and a history of working with all organizational levels to implement change and improve operational performance and company value. Since February 2023, Veronica has served as Interim CFO with Oakcliff Capital Partners LP, an investment management fund that invests in publicly traded securities, where she managed all financial accounts and operations of the fund. Veronica shifted focus to family and social causes beginning in 2014 and has volunteered her time, raising funds, and providing other services with the following organizations: Bronxworks from 2016 to present; Croton PTA, Schools and Community Organizations from September 2019 to present, Harry Chapin Memorial Run Against Hunger volunteer and Board Member from March 2022 to present. Veronica also has depth of leadership experience based on her service as Senior Manager of Financial Services in Ernst & Young’s Bangalore offices between January 2010 and July 2012, during which time she managed a staff of over 250; conducted recruitment, training, yearly budget and staffing projections, review of compensation, and was recognized for “Exceptional Client Service” in her first year of leading the India practice.

Gregory F. Ugalde, Director

Gregory is the President and Chief Legal Officer of T&M Building Co, Inc., based out of Torrington, CT, where he is responsible for company operations related to home building and land development, a role he has held since April 1994. He has specific experience with legal issues associated with home building and the formation of community developments. His prior experience includes founding legal practices associated with all aspects of land use and development. Gregory is also founder and owner of GFU Investments, LLC, a multifaceted builder and developer of minority-owned businesses concentrating on urban development and affordable housing in Connecticut’s cities. In addition to service as Chairman of the National Association of Home Builders (“NAHB”) in 2019, he has served the NAHB in numerous capacities, including NAHB Immediate Past Chairman 2020-2021, NAHB Board of Directors since 2003, Legal Action Committee and Legal Action Network for Development Strategies from 2000 - 2020, Green Building Task Force 2010-2013, and NAHB Budget and Finance Committee Chair and Vice Chair during 2017 chairman and 2014, respectively.

Christopher J. Valasek, Director

Chris currently serves as Senior Director of Product Security at Cruise LLC, an American self-driving car company headquartered in San Francisco, CA, a position he commenced in March 2023. Prior to that, Chris served at Cruise as Director of Product Security between October 2020 and March 2023; Director of Security, Autonomous Vehicle, between July 2020 and October 2020; and Principal Autonomous Vehicle Security Architect/Engineering Manager between August 2017 and July 2020. Chris is best known for his automotive security research, including a critically acclaimed remote attack of a well-known vehicle brand via its “UConnect” media system. He has also publicly demonstrated many security vulnerabilities in various applications, with a particular focus on Microsoft Windows heap exploitation. Mr. Valasek has experience in all aspects of technical security involving information technology. He was adjunct faculty between January 2013 and June 2020 at Carnegie Mellon University in the Heinz College of Information Systems and Public Policy.

Zvi Yemini, Director

Zvi is an entrepreneur, industrialist, inventor and community activist from Israel, and the founder of The ZAG Industries, Ltd., Hydro Industry and Polymer Logistics. Zvi has experience with many public companies, including as chairperson of TechCare Ltd, a company formerly listed on the New York Stock Exchange, between September 2021 to the present. He also began serving on the board of Skenkar Design College beginning in January 2012, and served as chairperson between September 2014-September 2017, as well as on the board of YMY Industries Ltd. on December 1998. Zvi also served as a director of The Peres Center for Peace from September 2000-September 2017. He also has served on the board of Nanomedic Technology Ltd. since November 2018. He serves as partner and investor to several additional companies that are involved in innovative developments in the fields of medicine, electronics, nanoparticles and ignition.

Kyle Denman, Founder and Senior Engineer

Kyle is the senior engineer spearheading development of the BOXABL technology, and joined BOXABL in 2017 following first working with Paolo at Supercar System, where he started in 2016. A graduate in Mechanical Engineering from Stonybrook University, he holds over 20 civil engineering and automotive mechanical patents. Kyle has been swinging a hammer since he was 12 years old for his family-owned construction company and brings a deep understanding of all field issues with the industry combined with substantial engineering skills.

Involvement in Certain Legal Proceedings

By complying with all requirements of his probation and state law, on August 21, 2023, the Superior Court in the County of Lake agreed to dismiss the convictions and vacated the pleas of Galiano Tiramani’s nolo contendere. On July 10, 2019, Mr. Tiramani, who currently serves as Director of Marketing and as a Director on the Company’s Board of Directors, entered a “Nolo Plea” in the Superior Court of California (County of Lake) resulting in a conviction of a misdemeanor for possession of marijuana for sale under California’s Health and Safety Code Section 11359 (“HS 11359”).

Corporate Governance

On June 16, 2023, the Company’s controlling stockholders elected five new and independent members to the Board of Directors, each identified in our table of executive officers and directors (above). The Board is now comprised of a majority of independent directors as determined under the listing standards of the Nasdaq Listing Rule 5605(a) – (e). As described in more detail below, our independent directors also serve on the Company’s Audit, Compensation and Nominating and Corporate Governance Committees.

In consideration of the foregoing, the Board has created the following committees, which charges and responsibilities are as described below:

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Paolo Tiramani, Galiano Tiramani, Zvi Yemini, and Gregory Ugalde. The Nominating and Corporate Governance Committee is responsible for, among other things:

●	Identifying individuals qualified to become directors consistent with criteria approved by the Board and recommend to the Board the qualified candidates for directorships to be filled by the Board or by the stockholders;
●	Overseeing the evaluation of the Board and key management;
●	Developing and recommending to the Board a set of corporate governance principles applicable to the Company;
●	Oversight of the Company’s practices and strategy as it pertains to the following (each of which may be considered an ESG mandate:

○	Workforce health and safety;
○	Human capital management;
○	Energy efficiency and the environmental impact of the Company’s homebuilding process;
○	Home affordability, business ethics and compliance; and
○	Data privacy and protection.

Compensation Committee

Our Compensation Committee is comprised of David Cooper, Veronica Nkwodimmah Stanaway, Gregory Ugalde, Christopher Valasek, and Zvi Yemini. The Compensation Committee is responsible for, among other things:

●	Determining corporate goals and objectives relevant to the non-independent directors and other executive officers;
●	Determining the compensation of all executive officers and non-independent directors based upon their performance relative to the established goals and objectives;
●	Monitoring incentive and equity-based compensation plans; and
●	Preparation of any required annual report on executive compensation.

Audit Committee

Our Audit Committee is comprised of David Cooper, Veronica Nkwodimmah Stanaway, and Gregory Ugalde. The Audit Committee is responsible for, among other things:

●	Assisting the Board in fulfilling its oversight responsibilities relating to:

○	The integrity of the Company’s consolidated financial statements;
○	The Company’s compliance with legal and regulatory requirements;
○	The qualifications and independence of the Company’s Independent Auditor; and
○	The performance of the Company’s internal audit function and independent auditor; and

●	Preparation of any required annual report of the Audit Committee.

Ms. Stanaway qualifies as an audit committee financial expert, as that term is defined under SEC rules, and possesses financial sophistication as defined under Nasdaq rules.

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its employees, executive officers, including its chief executive officer, chief financial officer, controller, and directors.

Communications with the Board of Directors

The Company’s stockholders or other interested party may contact the Board members individually or as a group by writing to the Director of Client Relations at BOXABL Inc., 5345 E. N. Belt Road, North Las Vegas, NV 89115, with a request to forward the communication to the intended recipient or recipients. In general, any stockholder communication delivered to the Director of Client Relations for forwarding to the Board or specified Board member or members will be forwarded in accordance with the stockholder’s instructions. However, the Director of Client Relations reserves the right not to forward to Board members any abusive, threatening, or otherwise inappropriate materials. Information regarding the submission of comments or complaints relating to our accounting, internal accounting controls, or auditing matters can be found on our website at https://www.BOXABL.com/contact-us.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers, and persons who own more than 10% of our Common Stock, Non-Voting Series A Preferred Stock, Non-Voting Series A-1 Preferred Stock, Non-Voting Series A-2 Preferred Stock, and Non-Voting Series A-3 Preferred Stock to file reports of their ownership and changes in ownership of our Common Stock with the SEC. Based solely on our review of the reports filed during 2023, we determined that no director, executive officer, or beneficial owner of more than 10% of our Common Stock failed to file a report on a timely basis during 2022.

Item 11. Executive Compensation.

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans and expectations regarding future compensation programs. The actual compensation programs that we adopt may differ materially from the programs summarized in this discussion.

For the fiscal years ended December 31, 2023, and 2022 the Company compensated our three highest-paid executive officers as follows:

(In Thousands)

Name and principal position	Year		Salary ($)		Bonus ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compen- sation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)(1)			Total ($)
Paolo Tiramani,	2023		$595		$298							$0		$893
Chief Executive Officer	2022		$400		386							$0		$785
Galiano Tiramani,	2023		$595		$298							$58	(2)	$951
Director of Marketing	2022		$452		$333							$160	(3)	$945
Martin Noe Costas, Chief Financial Officer	2023	(4)	$81	(4)	$163	$5,714	(5)				$			5,958

(1)	Excludes all amounts paid by the Company to Build IP, LLC as part of its licensing agreement. Build IP, LLC became a subsidiary of BOXABL on June 15, 2023, and the licensing agreement is now void.

(2)	Composed of $49K costs for security equipment and installation for the Director of Marketing and his family to address safety concerns due to specific threats arising directly as a result of his position with the Company, and $9K costs related to use of the Company’s vehicle (see note 3, below).

(3)	Reflects expense related to the cost of the Company’s vehicle, including sales tax.

(4)	Reflects compensation to Mr. Costas during 2023, which employment commenced October 2, 2023. For a complete description of his employment agreement, see Employment Agreements with Key Executives.

(5)	Represents the aggregate grant date fair value of 7,143K Restricted Stock Units (“RSUs”) computed in accordance with FASB ASC Topic 718. This amount does not reflect the actual economic value realized by the named executive officer. For additional information see the table Outstanding Equity Awards at Fiscal Year End (below).

Principal Elements of Compensation

The compensation of the Company’s executive officers comprises of the following major elements: (a) base salary; (b) an annual, discretionary cash bonus; (c) long-term equity incentives, consisting of stock options, restricted stock awards, performance compensation awards and/or other applicable awards granted under the Company’s equity incentive plan (the “Equity Incentive Plan”) and any other equity plan that may be approved by the Board from time to time, and (d) perquisites. These principal elements of compensation are described below.

Base Salaries

Base salary is provided as a fixed source of compensation for our executive officers. Adjustments to base salaries will be reviewed annually and as warranted throughout the year to reflect promotions or other changes in the scope of breadth of an executive officer’s role or responsibilities, as well as to maintain market competitiveness.

Annual Bonuses

Annual bonuses may be awarded based on qualitative and quantitative performance standards and will reward performance of our executive officers individually. The determination of an executive officer’s performance may vary from year to year depending on economic conditions and conditions in the housing industry and may be based on measures such as stock price performance, the meeting of financial targets against budget, the meeting of acquisition objectives and balance sheet performance.

Perquisites

In approving perquisites to our executive officers, the Board considers a number of factors, including the use of the perquisite in connection with the Company’s marketing efforts via social media in addition to the executive officer’s personal use.

Employment Agreements with Key Executives

Effective January 1, 2023, the Company entered into employment agreements with our CEO, Paolo Tiramani, and Director of Marketing, Galiano Tiramani. Under the terms of the agreements, each will receive an annual base salary of $595K, which may be modified at the discretion of the Board. They will both be eligible for an annual bonus determined in the sole discretion of the Board and based, in part, on the performance of the executive and of the Company during the calendar year. The bonus is not earned until paid, and if terminated prior to payment will not be pro-rated. The agreements also provide for vacation at the discretion of the executive subject to the Company’s demands, reimbursement of business expenses, and use of Company employees for tasks outside the course and scope of that employee’s employment with a provision for reimbursement of the Company at the employee’s current hourly rate. Other benefits include personal security services, including assignment of security personnel, for the executives and their immediate families, and an automobile for the executive’s personal and business use with maintenance, insurance and gas paid for by the Company. The agreements also provide for the executives to field test Company products and product components in their personal homes. The agreements provide for at-will employments and will terminate upon death or upon fourteen days written notice from the Company in the event of disability.

Mr. Costas has an at-will employment agreement under which he receives a salary of $325K per year and a stock grant (subject to vesting period and other terms and conditions described below), and a relocation benefit of $28K. The $5,714K stock grant to Mr. Costas consists of a total of 7,143K Restricted Stock Units (“RSUs”) granted under the Company’s Amended 2021 Stock Incentive Plan. The RSUs will fully vest on October 2, 2026, and, become subject to monetization, upon the first to occur of (i) a time at which the Company tenders for and successfully acquires the RSUs, (ii) the date of the closing of a transaction (or series of transactions) that results in a “change of control” of the Company; or (iii) the first trading day that is on or after the expiration of the “lock up” period after the effective date of the initial underwritten sale of the Company’s equity securities to the public on an established securities market (collectively, a “Qualifying Transaction”). The RSUs will be settled in shares of the Company’s Common Stock and a cash payment made in a single sum within fifteen business days after the closing of a Qualifying Transaction. If Mr. Costas’ employment terminates for any reason prior to a Qualifying Transaction, such termination will result in the immediate cancellation and lapse of the RSUs. In the event of termination for cause after a Qualifying Transaction but prior to payment, he will not be entitled to payment. For details see Exhibits 10.17 and 10.18 to this Annual Report.

Equity Incentive Plan

On October 4, 2021, the Board authorized, and the stockholders approved, the Company’s Amended 2021 Stock Incentive Plan (the “Plan”), which allows for the award of Options to purchase Common Stock, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), and Stock Grants. Pursuant to a 10-for-1 stock split in November 2021, the Plan had 150,000K shares available for issuance. During the years ended December 31, 2023 and 2022, the Board had granted 1,357K and 18,307K stock options to purchase shares of Common Stock, respectively, of which 939K vested immediately upon issuance. The remainder vest over periods ranging from 28 to 36 months and expire ten years from the date of grant.

In 2023, the Board granted 54,357K RSUs. No RSUs were granted during fiscal year 2022. As of December 31, 2023, 60,500K RSUs were outstanding. For fiscal year 2022, 17,857K RSUs were outstanding.

The Plan provides continual motivation for our officers, employees, consultants and directors (the “Participants”) to achieve our business and financial objectives and align their interests with the long-term interests of our shareholders. The Plan also provides an incentive to attract, retain and reward certain employees, non-employee directors, and consultants to the Company or an Affiliate. The Plan is administered by the Board of Directors, and awards are made by the Board in its sole discretion.

Stock option grants will have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire ten years from the grant date unless an earlier time is set in the award agreement. The Board also has discretion to set terms for vesting, performance goals or other conditions precedent to the exercise of the stock option. If the Participant’s employment or services is terminated for cause all unexercised stock options immediately lapse even if vested; otherwise, participants have three months following termination of employment to exercise vested options. Holders of 10% or more of the Company’s combined voting power of all classes of the Company’s securities will have an exercise price not less than 110% of the fair market value on the date of grant and shall be exercisable for no more than five years from the date of grant.

Compensation of Directors

In June 2023, five new, independent directors were elected by the majority stockholders. During the remainder of fiscal year 2023 and through June 2024, we expect our directors to receive the following compensation under the terms of their board participation agreements:

Director Compensation for June 2023 through June 2024

Name	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Paolo Tiramani	$0	$0	$0	$0	$0	$0	$0
Galiano Tiramani	$0	$0	$0	$0	$0	$0	$0
David R. Cooper II	$40	$46	$0	$0	$0	$0	$86
Veronica Nkwodimmah Stanaway	$40	$46	$0	$0	$0	$0	$86
Gregory F. Ugalde	$40	$46	$0	$0	$0	$0	$86
Christopher J. Valasek	$40	$46	$0	$0	$0	$0	$86
Zvi Yemini	$40	$46	$0	$0	$0	$0	$86

(1)	This is an annual fee payable in increments of $100K per quarter.

(2)	Represents initial grants of 57K Restricted Stock Units (“RSUs”) under the Company’s Amended 2021 Stock Incentive Plan. Vesting occurred upon issuance of the stock grants. Upon the date the RSUs become vested and unrestricted, the Director will receive one (1) underlying share of Common Stock for each RSU. However, the underlying Common Stock shall not be issued, but deferred until the “Distribution Date,” which is defined as the earlier of five (5) business days following the date on which the Grantee ceases to be a Director of the Company or the date of the consummation of a Qualifying Transaction. The portion of any unvested RSUs will be forfeited upon termination of service as a Director to the Company, and such portion shall be cancelled by the Company. Upon termination of service as a Director of the Company by reason of death or disability, the portion of RSUs awarded that is not vested and unrestricted as of that date shall immediately vest and become unrestricted.

Under the terms of the directors’ participation agreements, awards of Restricted Stock Units will be revisited as terms of service mature. Each non-employee director is entitled to reimbursement for reasonable expenses relating to his or her service on the Board and any committee, including travel, meals, and other related expenses.

Compensation Committee and Insider Participation

From January 1 through June 16, 2023, the Company did not have a compensation committee or any other committee performing equivalent functions of a compensation committee. Paolo Tiramani, our Chief Executive Officer, and Galiano Tiramani, Director of Marketing, each in his capacity as a Director serving on the Board, participated in deliberations of the Board concerning executive officer compensation and were employed by the Company. Beginning June 16, 2023, the Company’s Compensation Committee was established. Our CEO and Director of Marketing are not members of the Compensation Committee and no longer participate in deliberations concerning executive officer compensation.

Outstanding Equity Awards at Fiscal Year-End

Stock Options					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable (1)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (1)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (2)
Paolo Tiramani	-	-	-	-	-	-	-	-		-
Galiano Tiramani	-	-	-	-	-	-	-	-		-
Martin Noe Costas	-	-	-	-	-	-	-	7,143	(3)	$5,714

(1)	All equity awards reported in this table were granted pursuant to the Company’s Amended 2021 Stock Incentive Plan.

(2)	The Company does not have an active trading marketing for its securities. Accordingly, value reported in this column is based on grant date value in accordance with FASB ASC Topic 718.

(3)	Mr. Costas was granted Restricted Stock Units (“RSUs”) on October 2, 2023, which vest on October 2, 2026. After vesting, the RSUs become subject to monetization upon the occurrence of a “Qualifying Transaction,” defined as the first to occur of (i) a time at which the Company tenders for and successfully acquires the RSUs, (ii) the date of the closing of a transaction (or series of transactions) that results in a “change of control” of the Company; or (iii) the first trading that is on or after the expiration of the “lock up” period after the effective date of the initial underwritten sale of the Company’s equity securities to the public on an established securities market. The RSUs will be settled in shares of the Company’s Common Stock and a cash payment made in a single sum within fifteen business days after the closing of a Qualifying Transaction. If Mr. Costas’ employment terminates for any reason prior to a Qualifying Transaction, such termination will result in the immediate cancellation and lapse of the RSUs.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table displays, as of December 31, 2023, the voting securities beneficially owned by (1) any individual director or officer who beneficially owns more than 5% of any class of our capital stock entitled to vote, (2) all executive officers and directors as a group and (3) any other holder who beneficially owns more than 5% of any class of our capital stock entitled to vote:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Amount and nature of beneficial ownership acquirable	Percent of class
Common Stock	Paolo Tiramani(1)	2,213,755,800 shares of Common Stock (2)	-	73.7919%
Common Stock	Galiano Tiramani(1)	779,389,600 shares of Common Stock (3)(4)	-	25.9797%
Common Stock	Officers and Directors as a Group	2,993,145,400 shares of Common Stock (5)	-	99.7715%

(1) C/O BOXABL INC., 5345 E. No. Belt Rd., North Las Vegas, NV, 89115.

(2) Includes 1,087,800K shares of Common Stock owned by the Paolo Tiramani 2020 Family Gift Trust.

(3) Includes 397,800K shares of Common Stock owned by the Galiano Tiramani 2020 Family Gift Trust and 2,500K shares of Common Stock owned by the Dechomai Asset Trust.

(4) Includes 5,634K Non-Qualified Stock Options owned by spouse that are fully vested, have an exercise price of $0.071 and expire October 4, 2031.

(5) Does not include 10K shares of Common Stock underlying Restricted Stock Units that vested for each of the five new directors on July 1, 2023, amounting to a total of 50K shares of Common Stock. For details regarding vesting terms, see Compensation of Directors and Officers – Compensation of Directors.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following transactions were approved by the full Board of Directors that were serving at the time of approval. The Board is aware of the other commitments and interests of its members when determining whether to approve of any related party transaction.

Intellectual Property License Agreement and Merger of BOXABL with Affiliated Company

On June 16, 2020, and subsequently amended in November 2021, BOXABL entered into an exclusive license agreement with Build IP, a subsidiary of 500 Group, which is controlled by BOXABL’s founder and CEO, Paolo Tiramani. Pursuant to the license agreement, BOXABL will pay a license fee of 1% of the net selling price generated from the sale of its Casitas to Build IP. As of December 31, 2022 and 2021, $110K and $20K were recorded as royalty expense in BOXABL’s consolidated financial statements accompanying this Annual Report. On June 15, 2023, the Company engaged in an all-stock statutory merger with 500 Group in which the Company exchanged 37,500K shares of its Non-Voting Series A-2 Preferred Stock for 500 Group’s 100 outstanding shares of Common Stock in a transaction valued at $30,000K. As a result of this merger, 500 Group and Build IP are wholly owned by BOXABL, and their assets, including the intellectual property held by Build IP, are now owned by BOXABL. Accordingly, the license agreement between BOXABL and Build IP is now void. For details, see Exhibit 10.7 to this Annual Report.

Supercar System, Inc. Services Agreement

Effective as of January 1, 2023, the Company and Supercar System entered into a services agreement under which the Company will provide, or will cause third parties to provide, employee services in connection with Supercar System’s business. Supercar System will be required to reimburse the Company for the value of the time spent by a BOXABL employee rendering services to Supercar System based on that employee’s wages at the Company and for the fair market value of any goods or materials consumed in the course of performing such services. The Company can decline requests by Supercar System for any good faith reason. Supercar System is controlled by the Company’s CEO, Paolo Tiramani. As of December 31, 2023, Supercar System does not have any amounts due to BOXABL. For more details, see also Exhibit 10.13 to this Annual Report.

Supercar System, Inc. Lease Agreement

Pursuant to an agreement dated April 12, 2023, but effective as of January 1, 2023, the Company will lease to Supercar System 11,970 square feet located in the Company’s main property located at 5435 E. N. Belt Road, Las Vegas, Nevada for $7K per month. The agreement terminates December 31, 2026 unless otherwise amended in writing by the parties, and the Company retains the right to unilaterally terminate the agreement upon thirty days written notice. Supercar System is controlled by the Company’s CEO, Paolo Tiramani. See Exhibit 10.14 to this Annual Report.

Consulting Agreement with a Member of the Board of Directors

The Company’s former director, Hamid Firooznia, provided consulting services to the Company during the fiscal year ended December 31, 2022. There was no written agreement for the services provided in 2022. Mr. Firooznia was compensated in the amount of $210K for those consulting services.

Provision of Professional Services to our CEO and Majority Stockholder

Pursuant to Paolo Tiramani’s employment agreement, BOXABL occasionally provides professional services to the majority shareholder and CEO for work outside of BOXABL’s core business. The labor cost is invoiced by the Company at a markup and recorded as Other Income. The amount paid to the Company totaled $40K, and the Company recognized $19K as Other Income for the year ended December 31, 2023.

Director Independence

For information concerning our independent directors, see above Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

	For the years ended
(In Thousands)	December 31, 2023 (1)	December 31, 2022 (1)
Audit fees (2)	$128	$153
Audit-related fees (3)	$7	$7
Tax fees (4)	$-	$9
All other fees (5)	$-	$-
Total fees	$135	$169

(1)	The Company engaged dbbmckennon as the Company’s independent accounting firm for the fiscal years ending December 31, 2023 and 2022.

(2)	Audit fees consist of the fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(3)	Audit-related fees consist of the fees billed in each of the last two fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(4)	Tax fees comprise fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. These services include tax preparation for fiscal year 2023 and tax preparation for fiscal year 2022.

(5)	All other fees comprise fees for products and services provided by the principal accountant other than those specified in audit, audit-related and tax fees.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

We have filed the following documents as part of the Form 10-K:

1. Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Fifth Amended and Restated Articles of Incorporation	10-12G	000-56579	3.1	December 8, 2023

3.2	Bylaws	1-A POS	024-11419	2.2	September 19, 2022

4.1	Form of Fourth Amended and Restated Stockholders Agreement	10-12G	000-56579	4.1	December 8, 2023

10.1	Facilities Lease Agreement	1-A POS	024-11419	6.2	September 19, 2022

10.2	Initial Purchase Orders and Related Agreements	1-A POS	024-11419	6.4	September 19, 2022

10.3	Form of Room Module Order Agreement	1-A POS	024-11419	6.5	September 19, 2022

10.4	Amendment No. 1 to 2021 Stock Incentive Plan	1-A	024-12402	6.5	February 23, 2024

10.5	Employment Agreement of Paolo Tiramani+	10-12G	000-56579	10.6	August 10, 2023

10.6	Employment Agreement of Galiano Tiramani+	10-12G	000-56579	10.7	August 10, 2023

10.7	Merger Agreement	10-12G	000-56579	10.8	August 10, 2023

10.8	Purchase Agreement with Pronghorn Services LLC	10-12G	000-56579	10.9	August 10, 2023

10.9	Amendment No. 1 to Facilities Lease Agreement	10-12G	000-56579	10.10	August 10, 2023

10.10	Amendment No. 2 to Facilities Lease Agreement	10-12G	000-56579	10.11	August 10, 2023

10.11	Amendment No. 3 to Facilities Lease Agreement	10-12G	000-56579	10.12	August 10, 2023

10.12	Lease Agreement for Second Manufacturing Facility	10-12G	000-56579	10.13	August 10, 2023

10.13	Supercar System, Inc. Services Agreement	10-12G	000-56579	10.15	August 10, 2023

10.14	Supercar System, Inc. Lease Agreement	10-12G	000-56579	10.16	August 10, 2023

10.15	Form of Award for Employees	10-12G	000-56579	10.17	August 10, 2023

10.16	Form of Award for Directors	10-12G	000-56579	10.18	August 10, 2023

10.17	Martin Noe Costas Offer Letter+	8-K	000-56579	10.1	October 13, 2023

10.18	Restricted Stock Unit Agreement between the Company and Martin Noe Costas	8-K	000-56579	10.2	October 13, 2023

10.19	Cooperation Agreement with Elevate.Money, Inc.*	10-12G	000-56579	10.21	December 8, 2023

14.1	Code of Ethics					X

31.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+ Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) BOXABL Inc.________________________________________________________________

By (Signature and Title)* /s/ Paolo Tiramani, Chief Executive Officer_________________________________

Date April 1, 2024_______________________________________________________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)* /s/ Paolo Tiramani, Chief Executive Officer and Director_____________________________

Date April 1, 2024__________________________________________________________________________

By (Signature and Title)* /s/ Martin Noe Costas, Chief Financial Officer and Principal Accounting Officer___________

Date April 1, 2024_____________________________________________________________________

By (Signature and Title)* /s/ Galiano Tiramani, Director____________________________________________

Date April 1, 2024____________________________________________________________________

By (Signature and Title)* /s/ David R. Cooper II, Director__________________________________________

Date April 1, 2024____________________________________________________________________

By (Signature and Title)* /s/ Veronica Nkwodimmah Stanaway, Director_______________________________

Date April 1, 2024___________________________________________________________________

By (Signature and Title)* /s/ Gregory F. Ugalde, Director_________________________________

Date April 1, 2024_______________________________________________________________

By (Signature and Title)* /s/ Christopher J. Valasek, Director_________________________________________

Date April 1, 2024______________________________________________________________________

By (Signature and Title)* /s/ Zvi Yemini, Director_______________________________________________

Date April 1, 2024_________________________________________________________________________

