Form 10-Q
period 2024-03-31
Boxabl Inc.
filed 2024-05-15
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Non-Voting Series A Preferred Stock, $0.00001 par value

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

As of May 15, 2024, the registrant had 3,000,000,000 shares of common stock outstanding.

BOXABL INC.

FORM 10-Q

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

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited)

BOXABL INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2024	December 31, 2023
(In Thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,718	$18,574
Short-term investments	28,594	27,685
Accounts receivable	251	26
Inventory	19,158	18,694
Other current assets	420	676
Total current assets	55,141	65,655

Property, equipment and other assets:
Long-term investments	2,536	2,777
Restricted cash	3,789	3,758
Property and equipment, net	12,485	10,766
Intangible assets, net	358	369
Right of use assets	12,450	13,238
Deposits on equipment	9,007	9,822
Deposits	1,399	1,140
Total property, equipment, and other assets	42,024	41,870
Total assets	$97,165	$107,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,124	$2,349
Customer deposits	3,835	3,987
Deferred revenue	2,570	2,684
Lease liability- current	3,258	3,182
Subscription liability	590	451
Accrued expenses and other current liabilities	1,445	1,864
Total current liabilities	13,822	14,517

Long-term liabilities:
Lease liability - long-term	9,820	10,661
Asset retirement obligation	183	-
Total long-term liabilities	10,003	10,661
Total liabilities	23,825	25,178

Commitments and contingencies — See note 10	-	-

Stockholders’ equity:
Series A Preferred Stock $0.00001 par, 0.25 billion shares authorized, 194,423K shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,671	2,671
Series A-1 Preferred Stock $0.00001 par, 1.10 billion shares authorized, 850,605K shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	630,265	630,265
Series A-2 Preferred Stock $0.00001 par, 2.05 billion shares authorized, 173,956K shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	100,773	100,773
Series A-3 Preferred Stock $0.00001 par, 8.75 billion shares authorized, 8,343K shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4,020	4,020
Common Stock $0.00001 par, 6.6 billion shares authorized, 3.00 billion shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	30	30
Additional paid-in capital	15,118	12,074
Accumulated deficit	(679,537)	(667,486)
Total stockholders’ equity	73,340	82,347
Total liabilities and stockholders’ equity	$97,165	$107,525

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

CONSOLIDATED Statements of operations

(Unaudited)

	For The Three Months Ended
(In Thousands, except per share amounts)	March 31, 2024	March 31, 2023
Revenues	$625	$28
Cost of goods sold	4,410	1,612
Gross loss	3,785	1,584

Operating expenses:
General and administrative	3,729	3,010
Sales and marketing	2,859	1,369
Research and development	2,247	1,188
Total operating expenses	8,835	5,567

Loss from operations	12,620	7,151

Other expense/(income):
Interest income	(567)	(897)
Other income	(2)	(9)
Total expense/(income):	(569)	(906)

Net loss	$12,051	$6,245

Weighted average common shares outstanding - basic and diluted	3,000,000	3,000,000
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

CONSOLIDATED statements of stockholders’ equity

(Unaudited)

	Series A-3 Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2023	-	$-	120,869	$89,469	850,605	$630,265	194,423	$2,671	3,000,000	$30	$3,345	$(627,960)	$97,820

Issuance of Series A-2 Preferred Stock	-	-	3,799	2,947	-	-	-	-	-	-	-	-	2,947
Offering costs	-	-	-	(134)	-	-	-	-	-	-	-	-	(134)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	550	-	550
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,245)	(6,245)
Balance as of March 31, 2023	-	$-	124,668	$92,282	850,605	$630,265	194,423	$2,671	3,000,000	$30	$3,895	$(634,205)	$94,938

Balance as of January 1, 2024	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$12,074	$(667,486)	$82,347

Stock based compensation	-	-	-	-	-	-	-	-	-	-	3,044	-	3,044
Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,051)	(12,051)
Balance as of March 31, 2024	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$15,118	$(679,537)	$73,340

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

CONSOLIDATED statements of cash flows

(Unaudited)

	For The Three Months Ended
(In Thousands)	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities:
Net loss	$(12,051)	$(6,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, accretion and amortization	503	388
Stock based compensation expense	3,044	550
Net gains on marketable securities	(567)	(897)

Changes in Operating Assets and Liabilities:
Accounts receivable	(225)	(152)
Inventories	(464)	(3,150)
Other current assets	256	37
Accounts payable	(225)	559
Deferred revenue	(114)	-
Customer deposits	(152)	(11)
Accrued expenses and other current liabilities	(419)	(407)
Right of use assets/Liabilities	23	-

Net cash used in operating activities	(10,391)	(9,328)

Cash Flows From Investing Activities:
Purchase of property and equipment and deposits	(1,213)	(2,396)
Deposits	(259)	-
Purchase of Intangible Assets	-	(28)
Purchase of investments	(7,433)	(13,158)
Sale of investments	7,332	19,318

Net cash provided by (used in) investing activities	(1,573)	3,736

Cash Flows From Financing Activities:
Offering costs	-	(134)
Proceeds from sale of preferred stock	-	2,947
Accrual of Subscription Liability	139	221

Net cash provided by financing activities	139	3,034

Change in cash, cash equivalents, and restricted cash	(11,825)	(2,558)
Cash, cash equivalents, and restricted cash beginning of year	22,332	9,025
Cash, cash equivalents, and restricted cash end of the period	$10,507	$6,467

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Increase in long-lived asset from capitalization of asset retirement costs	$183	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts recorded on the Company’s unaudited interim consolidated balance sheets

	March 31,
(In Thousands)	2024	2023
Cash and cash equivalents	$6,718	$6,467
Restricted cash	3,789	-
Cash, cash equivalents, and restricted cash end of the period	$10,507	$6,467

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

notes to CONSOLIDATED financial statements

(Unaudited)

NOTE 1- INCORPORATION AND NATURE OF BUSINESS

Description of Business

BOXABL Inc., is a Nevada (“C”) corporation originally organized as a Nevada limited liability company, on December 2, 2017. The corporation converted from a Nevada limited liability company to a Nevada corporation on June 16, 2020. These unaudited interim condensed consolidated audited financial statements of BOXABL Inc., (which may be referred to as the “Company”, “BOXABL”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s headquarters are in Las Vegas, Nevada.

BOXABL Inc., is developing a new type of building system using modern manufacturing processes. Its products result in sustainable high-quality buildings at lower cost, benefiting from mass production practices, resolving the problems of housing shortages by offering a quick solution, and reducing the carbon footprint. The Company has also developed patented shipping technology, allowing it to serve large geographic areas from one factory.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Boxabl Inc. (the” Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements include the accounts of 500 Group from June 15, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2023, included in the Company’s Annual Report on the Form 10-K filed with the SEC on April 1, 2024.

Except as otherwise stated, these unaudited interim condensed consolidated financial statements are presented in thousands of U.S. dollars, indicated by a “K”.

Prior Period Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

(i)	The Company reflected an additional 224K shares of Series A-1 preferred stock, resulting in additional paid-in-capital of $14K.

Use of Estimates

The preparation of the unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the unaudited interim condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. These estimates form the basis for judgements the Company makes about the carrying values of its assets and liabilities, which are not readily apparent from other sources. These estimates are based on information available as of the date of the unaudited interim condensed consolidated financial statements, including historical information and various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ materially from these estimates.

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

Restricted Cash and Deposits

On June 1, 2023, the Company was required to obtain a letter of credit to make a Security Deposit related to the expansion of premises of $3,714K. The letter of credit is collateralized by cash in the Company’s bank account, which is restricted from use until the Letter of Credit is settled. The interest earned on this cash account is also restricted for use until the Letter of Credit is settled. On January 31, 2024, the Company also paid an additional security deposit of $258K for additional tenant improvements to its existing facility.

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

Intangible Assets

Intangible assets are amortized over the respective estimated lives on a straight-line basis unless the lives are determined to be indefinite and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s intangible assets are amortized over their estimated useful life of 14 years, or the stated expiration date, whichever is more determinable.

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

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, the related labor, and indirect overhead costs associated with that production.

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

Concentration of Credit Risk

Cash and Cash Equivalents:

The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Due to the maturity of cash equivalents, the carrying amounts of these instruments approximate their fair values. Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained at high quality financial institutions. As of March 31, 2024 and December 31, 2023, the Company’s deposits exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances. Based upon assessment of the financial condition of these institutions, management considers that the risk of loss of any uninsured balances do not have a significant impact on the Company’s operations.

Customers:

During the three months ended March 31, 2024 and 2023, revenues from four customers were approximately 90% and revenues from two customers were 100% of the Company’s revenues, respectively. As of March 31, 2024 and December 31, 2023, receivables from one customer represented 100% and 100% of the Company’s accounts receivable, respectively. The Company does not have repeating customers so the loss of an individual customer is not expected to impact the Company’s operations.

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

Contingencies

The Company is involved in lawsuits, claims, and proceedings, which arise in the ordinary course of business. In accordance with the FASB ASC Topic 450 Contingencies, the Company will make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of leg al counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. Diluted net loss per share reflects the actual weighted average of common shares issued and outstanding during the period plus potential common shares. Stock options and convertible instruments are considered potential common shares and are included in the calculation of diluted net loss per share when their effect is dilutive. As all potentially dilutive securities are anti-dilutive for the periods presented as a result of the net loss, diluted net loss per share is the same as basic net loss per share for each period.

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of March 31, 2024 and December 31, 2023:

	As of
(In Thousands )	March 31, 2024	December 31, 2023
Common share options	52,713	55,236
Restricted stock units	56,071	60,500
Warrants	10,460	10,460
Preferred Stock	1,227,326	1,227,326
Total	1,346,570	1,353,522

Warranty Provision

The Company offers its customers warranties on products sold for a period of up to 10 years. Management records an expense to operations for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties As of March 31, 2024 and December 31, 2023, the Company’s reserve for warranty totaled $570K and $570K, respectively, and is reflected in accrued liabilities in the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

On December 14, 2023 the FASB issued a final standard on improvements to income tax disclosures ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.

For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements.

NOTE 2 –MANAGEMENT’S PLAN

These consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three months ended March 31, 2024, the Company reported a net loss of $12,051K, an operating cash outflow of $10,391K, and an accumulated deficit of $679,537K as of March 31, 2024.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating sales of Casitas to generate revenue, and (c) raising funds through equity financing. The Company anticipates current capital on hand and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. There are no assurances that our plans will be successful. The Company is currently selling shares through Regulation D and anticipates raising funds through other offerings of preferred stock.

NOTE 3 – INVESTMENTS

As of March 31, 2024 and December 31, 2023, investments in securities consists of U.S. Treasury Notes carried at cost, consisting of the following:

	Balance as of
	March 31,	December 31,
(In Thousands)	2024	2023
Investments in short-term U.S. Treasury Notes	$28,594	$27,685
Investments in long-term U.S. Treasury Notes	2,536	2,777
Total investments in U.S. Treasury Notes	$31,130	$30,462

The Long-Term Investments include maturities extending beyond 12 months from the balance sheet date.

The cost basis of investments held is determined by the Company using the specific identification method.

Gains and losses on sale of investments, interest and unrealized gains are all reported within interest income on the unaudited interim condensed consolidated statement of operations.

NOTE 4 – INVENTORIES, NET

As of March 31, 2024 and December 31, 2023, inventory consists of the following:

	Balance as of
	March 31,	December 31,
(In Thousands)	2024	2023
Raw material	$3,548	$3,346
Inventory in-transit	151	273
Work-in progress	-	255
Finished goods	15,459	14,820
Total inventory	$19,158	$18,694

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three months ended March 31, 2024 and 2023, the Company recorded $16K and $115K, respectively, related to obsolete and damaged inventory in cost of goods sold on the consolidated statements of operations.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following amounts as of March 31, 2024 and December 31, 2023:

	Balance as of
	March 31,	December 31,
(In Thousands)	2024	2023
Software, computers and other peripheral equipment	$266	$266
Furniture and fixtures	182	182
Machinery and equipment	10,630	8,754
Tenant improvements	2,727	2,397
Vehicles	726	726
Casita fixed assets	832	825
Construction in-progress	690	690
	$16,053	$13,840
Less: Accumulated depreciation	(3,568)	(3,074)
Property, plant and equipment - net	$12,485	$10,766

Depreciation

During the three months ended March 31, 2024 and 2023, the Company recognized $494K and $426K, respectively, in depreciation expense.

Deposits on Equipment

As of March 31, 2024 and December 31, 2023, the Company paid $9,007K and $9,822K, respectively, for deposits on equipment. The total amount is recorded as Deposits on Equipment on the unaudited interim condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the remaining amount of purchase commitments was approximately $2,341K and $3,273K, respectively.

A substantial amount of these deposits was paid to a vendor who has not fulfilled their obligations to this point. The Company is pursuing legal remedies to recover the equipment and has determined that recoverability is probable.

NOTE 6 – INTANGIBLE ASSETS, NET

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

Intellectual Property

The Company recorded intellectual property of $272K at the time of the merger valued at historical cost. The balance of the intellectual property as of March 31, 2024 and December 31, 2023 was $398K and $398K, respectively. The Company also recorded amortization expense related to these patents of $9K and $0 for the three months ended March 31, 2024 and 2023, respectively. Accumulated amortization as of March 31, 2024 and December 31, 2023 was $89K and $80K, respectively. The useful life of the patents is either the stated expiration date, or 14 years, whichever is more easily determined.

NOTE 7 –LEASES

On December 29, 2020, the Company signed a 65-month lease for their 173,000 sq. ft. factory facility, commencing on May 1, 2021. As of December 31, 2020, a $525,000 security deposit, first month’s rent, $87K, and first-month’s Tenant’s Percentage of Operating Expense Fees (“CAM”) $19K, have been paid to the landlord. The monthly CAM will vary from month to month. After March 31, 2023, the Company amended the lease agreement to obtain additional space in a neighboring warehouse for four years, with the first month’s base rent of $116K, increasing by 4% annually.

On June 10, 2022, the Company signed a 73-month lease for a 132,960 sq. ft warehouse, commencing the earlier of (a) 30 days after substantial completion of tenant work by the landlord or (b) tenant commencing operation in the building. The lease commencement date was determined to be February 1, 2023. The initial base rent is $104K and CAM is $19K. The base rent will increase 4% every year.

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

The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term. Most leases include one or more options to renew, with renewal terms that can extend the lease term. The Company has determined that it was reasonably certain that the renewal options would be exercised based on previous history and knowledge, current understanding of future business needs and the level of investment in leasehold improvements, among other considerations. The incremental borrowing rate used in the calculation of the lease liability is based on the rate available to the Company. The depreciable life of assets and leasehold improvements are limited by the expected lease term. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Certain subsidiaries of the Company rent or sublease certain office space to/from other subsidiaries of the Company.

As of March 31, 2024 and December 31, 2023, the weighted average remaining lease term was 3.6 years and 3.8 years, respectively. The weighted average incremental borrowing rate is 5.2%.

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

During the three months ended March 31, 2024 and 2023, rent expenses totaled $971K and $596K, respectively.

During the three months ended March 31, 2024 the Company performed improvements to the leased facility that required the accrual of an asset retirement obligation to restore the property to its original condition at the end of the lease. In connection with this improvement, the landlord required the Company to make an additional security deposit of $258K.

Sublease

Effective as of January 1, 2023, the Company leased to Supercar System four support squares located in the Company’s main property located at 5435 E. N. Belt Road, Las Vegas, Nevada for $7K per month. The agreement terminates December 31, 2026 unless otherwise amended in writing by the parties, and the Company retains the right to unilaterally terminate the agreement upon thirty days’ written notice. Supercar System is controlled by the Company’s CEO, Paolo Tiramani.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Three Months Ended March 31,
(In Thousands)	2024	2023
Consolidated Statement of Operations
Rental income	$22	$22
Professional fees	$-	$22

	Balance as of
	March 31, 2024	December 31, 2023
Consolidated Balance Sheets
Preferred stock	1,719	1,719
Acquisition of patents	272	272

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

(4) As of March 31, 2024 and December 31, 2023, the Company had 26,726K shares outstanding of Series A Preferred Stock, representing an initial cost of $427K held by certain related parties including the spouse and in-laws to the Director of Marketing. As of March 31, 2024 and December 31, 2023, the Company had 5,884K shares outstanding of Series A-1 Preferred Stock, representing an initial cost of $372K held by certain related parties including the in-laws to the Director of Marketing and a former Director of the Company. As of March 31, 2024 and December 31, 2023, the Company had 12,834K Nonqualified Stock Options representing an initial grant date fair value of $920K held by certain related parties including the spouse to the Director of Marketing and a former Director of the Company. See Note 9 – Stockholders Equity (Deficit).

At times, the Company utilizes credit cards for operational purchases. The credit card was initially established by creating a business account under the Company’s Chief Executive Officer credit umbrella for which the structure remains. All amounts on the Company’s credit cards are guaranteed by the Chief Executive Officer. The balance on the credit card was approximately $98K and $125K as of March 31, 2024, and December 31, 2023, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

On September 1, 2023, the Company filed an amendment to the articles of incorporation which authorized the issuance of 8.75 billion shares of Series A-3 Preferred Stock of $0.00001 par value, and increased the amount of authorized unclassified Preferred Stock to 1.25 billion shares. On May 3, 2024, this amendment was refiled and accepted by the state of Nevada following completion of certain validation procedures under Nevada law associated with correcting defective corporate acts as discussed in the Company’s Definitive Information Statement filed with the Commission on March 29, 2024.

Preferred Stock Liquidation Preference

The following table summarizes the liquidation preferences as of March 31, 2024, in order of liquidation:

(In Thousands)	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference Balance
Series A-3 Preferred Stock	8,750,000	8,343	$6,675
Series A-2 Preferred Stock	2,050,000	173,956	139,165
Series A-1 Preferred Stock	1,100,000	850,605	67,198
Series A Preferred Stock	250,000	194,423	3,305
Non-classified Preferred Stock	1,250,000	-	-
Total Series A Preferred Stock	13,400,000	1,227,327	$216,343

Sales of Preferred Stock

During the three months ended March 31, 2024, the Company did not issue any shares.

During the three months ended March 31, 2023, the Company issued 3,799K shares of Series A-2 preferred stock for gross proceeds of $2,947K.

Warrants

In connection with the issuance of certain A-3 shares, as of March 31, 2024 and December 31, 2023, the Company has issued 10,460K and 10,460K Warrants that are exercisable at a price of $0.80 per share. Warrants are exercisable for three years from the date of purchase (the “Exercise Period”); provided, however, that the Company may call the Warrants, in its sole discretion, at any time upon 30 days written notice to the Shareholders. All unexercised Warrants will expire and are subject to certain transfer restrictions as further discussed herein.

Offering Costs and Deferred Offering Costs

The Company incurred offering costs of $0 and $134K, respectively, for the three months ended March 31, 2024 and 2023. These costs include legal fees, targeted marketing and other deferred costs related directly to the open offerings.

As of March 31, 2024 and December 31, 2023, the Company recorded $51K and $0, respectively, as deferred offering costs on the consolidated balance sheets. These costs are capitalized as costs incurred for future offerings.

Subscription Liability

As of March 31, 2024 and December 31, 2023, the Company had $590K and $451K, respectively, in a subscription liability pertaining to proceeds received, but the Preferred A-2 shares were not yet issued.

Stock-based Compensation

Stock Options:

In 2021, the Company’s board of directors authorized the 2021 Stock Option Plan which allows for the issuance of options to purchase up to 150,000K shares of the Company’s common stock. During the three months ended March 31, 2024, the Company did not grant any stock options to purchase shares.

A summary of stock option activity as of March 31, 2024, and December 31, 2023 is as follows:

		Weighted Average
(In Thousands except for per share price)	Stock Options	Exercise Price per Share	Term (in years)
Outstanding as of December 31, 2022	61,288
Granted	1,357	$0.70
Exercised	-	-
Forfeited/cancelled	(7,409)	(0.37)
Outstanding as of December 31, 2023	55,236	$0.13	7.90
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(2,523)	0.26
Outstanding as of March 31, 2024	52,713	0.13	8.65
Exercisable as of March 31, 2024	27,730	$0.05	8.02

The Company accounts for share-based compensation arrangements using a fair value method which requires the recognition of compensation expense for costs related to all share-based payments including stock options. The fair value method requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes pricing model to estimate the fair value of options granted that are then expensed on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur in the year-of forfeiture and share-based compensation expense adjusted accordingly. Option valuation models, including the Black-Scholes option-pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award.

The Company the Black-Scholes option pricing model to estimate the fair value of the options on the date of grant using the following assumptions:

As of
December 31, 2023
Expected life (years) (1)	5-6.5
Risk-free interest rate (2)	2.00-3.50%
Expected volatility (3)	41.6%
Annual dividend yield (4)	0%
Weighted average fair value of options granted	$0.65-$0.80

(1)	In accordance with SAB Topic 14, the expected life of employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.

(2)	The risk-free rate was based on the United States bond yield rate at the time of grant of the award, whose term is consistent with expected life of the stock options.

(3)	Based on historical experience over a term consistent with the expected life of the stock options.

(4)	Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Share-based compensation expense is not adjusted for estimated forfeitures, but instead adjusted upon an actual forfeiture of a stock option. Amounts recorded for forfeited or expired unexercised options are accounted for in the year of forfeiture.

Restricted Stock Units (“RSU”s):

As part of the 2021 Stock Option Plan, the Company issued RSUs to certain employees of the Company. RSUs represent a right to receive a single common share that is both nontransferable and forfeitable until certain conditions are satisfied. RSU awards generally vest over a 3-year service period and stock-based compensation is recognized over the service period.

There were no RSU awards during the three months ended March 31, 2024 and 2023.

A summary of RSU activity as of March 31, 2024, and December 31, 2023 is as follows:

		Weighted-Average Grant Date
(In Thousands except for per share price)	RSU’s	Fair Value per Share
Outstanding as of December 31, 2022	17,857	$0.07
Awarded	54,357	0.80
Vested	-
Cancelled	(11,714)	0.80
Outstanding as of December 31, 2023	60,500	$0.57
Awarded	-	-
Vested	-	-
Cancelled	(4,429)	0.80
Outstanding at March 31, 2024	56,071	$0.57

During the three months ended March 31, 2024, and 2023, the Company recognized stock compensation expense related to stock options and RSU’s, as follows:

	For the Three Months Ended March 31,
(In Thousands)	2024	2023
Cost of Goods Sold	$976	$248
General and Administrative	856	236
Sales and Marketing	828	66
Research and Development	384	-
Total Stock-Based Compensation Expense	$3,044	$550

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

Future stock-based compensation expense related to these options and RSUs as of March 31, 2024, to be recognized is approximately $25.6 million, which is expected to be expensed over the remaining vesting period of 2.1 years. The amount of future stock-based compensation expense could be affected by any future option and RSU grants or by any forfeitures.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements can include terms binding the Company to minimum payments and/or penalties if it terminates the agreement for any reason other than an event of default as described in the agreement.

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

Litigation

The Company entered a settlement with the state of Arizona related to the delivery of Casita units prior to receiving certification from the state. The Company paid $48K during 2023 and agreed to reconstruct the units already delivered, and make sure any subsequent delivered units adhere to the regulations.

In connection with the Casitas delivered in Arizona, the Company entered a settlement with a customer related to the costs of reconstruction of the Casita units. Under the terms of the settlement agreement, the customer has agreed to pay the first $1,000K in costs, and 90% of any costs more than the $1,000K. The Company will only incur 50% of shipping costs should the contract be cancelled, and the units returned. The Company accrued a $570K warranty for such costs and any costs related to the 10-year limited warranty offered to the customer.

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 15, 2024, the issuance date of these consolidated financial statements.

Brave Lawsuit

On April 30, 2024, the Company filed a Complaint against Brave Control Solutions Inc. and Brent McPhail in the US District Court for the Eastern District of Michigan alleging Breach of Contract, Unjust Enrichment, Fraud, and Violations of UCC-2-609 and UCC 2-721 in connection with deposits on equipment. The Company expects to receive judgment in its favor.

California Approval

On May 2, 2024, the Company received approval to sell units in California under the residential building code.

Regulation A Offering

On April 30, 2024, the Company filed an amended Form 1-A Offering Statement with the SEC in relation to the sale of up to $70.5MM of A-3 Preferred Stock shares to certain investors in the United States pursuant to Regulation A.

Validated Articles of Incorporation

On May 3, 2024, the Company filed its Fifth Amended and Restated Articles of Incorporation with the State of Nevada Office of the Secretary of State. Among other items described in the Company’s Definitive Information Statement filed with the Commission on March 29, 2024, this amendment validated the authorization of Series A-3 Preferred Stock, certain transactions involving the Company’s securities and other corporate governance matters.

Forfeitures

Subsequent to March 31, 2024 the Company forfeited 1,428,575 RSUs and 406,017 Stock Options. No additional shares were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the years ended December 31, 2023 included in our most recent annual report on Form 10-K.

In addition to our consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements. See above Forward-Looking Statements.

Overview

The Company is a manufacturer of building systems and is in the process of scaling our production of “Casitas” to meet the demand for our products. In addition to our first Nevada manufacturing facility (“Factory 1”), which we took possession of in May 2021, we expanded our production capacity by signing a lease for additional Nevada facilities (“Factory 2”) in June 2022 and (“Factory 3”) in May 2023. While our growth has mainly been funded by our capital raising activities as described below in “Liquidity,” we anticipate our increased manufacturing capacity will allow us to build Boxes more efficiently, and, in doing so generate additional revenue in the future. To emphasize the sales impact, we have expanded our sales and business development team, hiring three additional sales resources.

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

In December 2023, BOXABL completed the requested third-party inspection for the State of Arizona and received a report recommending Factory and Casita certification which was approved by the State. Accordingly, we are resuming sales to customers in Arizona, and in states where there is no state modular program, and for projects that are under a different classification such as park model RVs or government projects. Nevertheless, these new sales may face delays due to the time needed to prepare the site for installation, arrange capital for payment of amounts due to the Company by the purchaser, and other preparatory steps that need to be taken in order to arrange delivery and installation of the units.

On May 2, 2024, BOXABL received approval to sell units in California under the residential building code.

BOXABL has approved plans in several jurisdictions that do not have modular housing legislation (Oklahoma, Utah, Tribal Lands, etc.). The Company is also approved to sell Casitas as a Park Model RV configuration. We believe the Company can sell Park Model RVs in forty-five states without additional qualifications.

The Company anticipates that the incoming demand from the aforementioned jurisdictions, other jurisdictions currently in the process to be approved as for example Texas, plus customers under Park Model RV categories will support the Company’s operations.

The Company retained multiple third-party inspection agencies to assist in achieving certification in multiples states with modular housing legislation simultaneously. The Company does not expect that this regulatory process will cause further delays in our ability to generate revenue with respect to our current or future production.

As of May 13, 2024, the Company sold six units in 2024 to states that do not have modular housing legislation or under Park Model RV.

The Company maintains short-term liquidity of $35,312K and $46,259K as of March 31, 2024 and December 31, 2023, including cash and cash equivalents and short-term investments in U.S. Treasury Notes. In addition, the Company’s inventory balance as of March 31, 2024 was $19,158K on the accompanying consolidated balance sheet. The Company expects to sell these finished goods during 2024. Currently the Company’s average negative operating cashflow needed to maintain operations beyond the short-term is approximately $3.7 million per month. Accordingly, the Company’s liquidity including current assets is sufficient to fund approximately 14 months of operations.

The Company does not have financial debt and has recorded $9,007K and $9,822K in deposits in advance as of March 31, 2024 and December 31, 2023 related to automation equipment to secure our operational ramp-up in production. The Company maintains a commitment to pay an additional $2,341K for this equipment upon delivery.

The Company expects to generate funds from the sale of its current inventory in 2024, sale of future inventory resulting from manufacturing, sales of equity securities pursuant to an offering under Regulation A, and Regulation D in which a preliminary offering statement has been filed, and, if needed, could also look for financing opportunities related to our equipment.

During 2024, the Company restructured the sales and marketing team, to better focus on the demand from its sales channels. Skilled sales resources have been added and allocated to support the B2B and B2C channels respectively.

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

The Company is currently engaging in the developmental phase of an expanded product line, which includes a variety of sizes and configurations that extend beyond our existing Casita model. The growing interest expressed by various external stakeholders including developers has prompted us to explore additional sales channels. We anticipate the delivery of the initial prototypes in 2024.

Inflation

We have not yet been materially impacted by inflationary pressures because of the key differentiators in our building components compared to traditional, stick-built homes, as well as our manufacturing process in the factory setting compared to construction in the field. If the Company encounters significant increases in the cost of manufacture due to inflation, we believe we would be able to pass on those costs to end consumers as they would likely encounter greater inflationary impacts in traditionally built homes. Recent inflationary pressures have not materially impacted the Company’s operations.

Results of Operations

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Revenues

Gross Revenues were $625K and $28K for the three months ended March 31, 2024 and 2023, respectively. Revenue in 2024 was generated by sales of our Casitas, supporting labor and materials, including the sale of six Casitas to four customers. We are continuing to work to execute on the new sales strategy, which includes closing deals from our waitlist.

Cost of Goods Sold

Cost of Goods Sold were $4,245K and $1,673K for the three months ended March 31, 2024 and 2023, respectively. Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, shipping, the related labor, stock compensation expense and overhead charges associated with that production. The Manufacturing Overhead represents the wages of salaried personnel directly involved in the manufacturing and production process, increasing year over year aligned with our strategy to increase production.

The cost of goods sold for the three months ended March 31, 2024 and 2023, consist of the following:

	March 31,
(In Thousands)	2024	2023
Direct Material/Shipping	$223	$10
Direct labor	67	-
Manufacturing Overhead	4,120	1,602
Cost of Goods Sold	$4,410	$1,612

During the three months ended March 31, 2024, the Company continued developing and implementing strategic cost-saving initiatives to reduce the cost of goods sold. In particular, standardizing terms and conditions with suppliers, improving manufacturing efficiencies and reducing quality issues, and implementing risk management procedures and maintaining employee engagement. In addition, the Company continued upgrading the manufacturing concept and installing more automated equipment to scale production. We expect this will allow the Company to ramp up production and reduce the cost per unit further.

During the three months ended March 31, 2024 and 2023, manufacturing overhead was $4,120K and $1,603K, respectively. This consisted primarily of the allocation of indirect labor, rent and lease expense, and depreciation expense. Other allocations to manufacturing overhead included indirect supplies, scrapped material, and maintenance costs. These overhead costs are relatively fixed and will not increase proportionally with the increase in production or sales.

Operating Expenses

During the three-month period ending March 31, 2024 and 2023, operating expenses were as follows:

	March 31,
(In Thousands)	2024	2023
General and Administrative	$3,729	$3,010
Sales and Marketing	2,859	1,369
Research and Development	2,247	1,188
Total Operating Expense	$8,835	$5,567

General and administrative expenses consists of compensation and benefits for positions on the factory floor and company administration, rents, shop supplies, and utilities. As we expand production capacity and ramp up operations, we expect these expenses to continue to grow. Advertising and marketing expenses generally consist of advertising and promotions. We have undertaken advertising campaigns specific to the product, as well as advertising directly to investors. Research and development is essential to test and develop the BOXABL product further and reflects a push to increase capacity, sales, and further test raw material used in production and researching industry standards and regulations.

Compensation Expense

The Company’s Equity Incentive Plan provides for the issuance of Stock Options and Restricted Stock Units (“RSUs”) among other types of equity incentives, including ISOs and NQSOs. The RSUs granted by the Board vest depending upon future events and are expensed periodically, over the vesting term. As of March 31, 2024 and December 31, 2023, the Company had 56,071K and 60,500K RSUs outstanding. As of March 31, 2024 and December 31, 2023, 286K and 286K RSU shares, respectively, were fully vested. As of March 31, 2024 and December 31, 2023, the Company had 52,713K and 55,236K ISO/NQSO shares, respectively, outstanding.

Liquidity and Capital Resources

Sources of Liquidity

To date, our operations have been primarily financed by our exempt offerings of securities made in reliance on Regulation A, Regulation CF and both Rule 506(c) and Rule 506(b) of Regulation D. For details regarding our securities offerings, see below “Sales of Securities.”

Cash and Cash Equivalents

As of March 31, 2024, the Company held $6,718 in cash and cash equivalents and $28,594 in investments in short-term treasury notes, compared to $18,574K in cash and cash equivalents and $27,685K in investments in short-term treasury notes as of December 31, 2023.

Historical Cash Flows

At March 31, 2024, our principal source of liquidity was cash and cash equivalents and short- and long-term investments, which we achieved through our offerings of securities as discussed above. Based on the Company’s current burn rate, we anticipate that the current short-term liquidity including on-hand inventory and accounts receivable will be sufficient to meet our immediate cash needs for approximately 14 months.

	Three Months Ended March 31,
(In Thousands)	2024	2023
Net Cash Used in Operating Activities	$(10,391)	$(9,328)
Net Cash Provided by (Used in) Investing Activities	$(1,573)	$3,736
Net Cash Provided by Financing Activities	$139	$3,034

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

Inventory

Our physical assets increased with inventory of $19,158K as of March 31, 2024, which is primarily finished goods including 325 Casita Boxes units, compared to $18,694K as of December 31, 2023, which is primarily finished goods, including 313 Casita Boxes units. As we continue producing Casita Boxes, the amount of inventory consisting of finished goods has increased compared to the amount of raw materials as inventory.

Property, Plant and Equipment

Property, Plant and Equipment increased to $12,485K as of March 31, 2024, from $10,766K at December 31, 2023 resulting from additional capital improvements to our manufacturing facility.

In addition to installed capital equipment, as of March 31, 2024, we recorded $9,007K in deposits related to production equipment, compared to $9,822K as of December 31, 2023.

Sales of Securities

Sales of Capital Stock

During the three months ended March 31, 2024, the Company did not sell any stock.

On February 23rd, 2024 the Company filed a Preliminary Form 1-A expecting to conduct an offering of its Non-Voting Series A-3 Preferred Stock under Regulation A.

Material Commitments and Obligations

Expense Commitments

As of March 31, 2024, we reported current lease liabilities of $3,258K compared to $3,182K as of December 31, 2023. Our long-term lease liability decreased to $9,820K as of March 31, 2024, from $10,661K as of December 31, 2023.

Customer Deposits

Our main non-lease liability is the Company’s obligation to customers who have placed deposits on the purchase of a Casita. As of March 31, 2024, the Company held Customer deposits in the amount of $3,835K, a decrease from $3,987K as of December 31, 2023.

Deferred Revenue

As of March 31, 2024 and December 31, 2023, our balance sheet carried $2,570K and $2,684K deferred revenue related to purchase orders from Oklahoma (see “Trend Information”) and the Purchase Agreement with Pronghorn Services LLC (included as Exhibit 10.9). The Company notes that while the agreement was never executed, the parties have been acting under the terms of the agreement, with the Company receiving the full payment of the purchase orders ahead of shipping units). Pursuant to our method for recognizing revenue, deferred revenue reflects the amount that had not yet been delivered as of the date of the consolidated financial statements.

Critical Accounting Estimates

Inventory

Inventory consists of raw materials, in-bound freight and duties, work in progress, and finished goods. Inventories available for sale are valued at the lower of cost or net realized value. Cost is determined using the weighted average method. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, bulk sales, and the expected recoverable values for each disposition category. On a periodic basis, the Company performs a physical count of its inventory and records an Inventory Valuation Allowance for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory are valued based on management’s best estimate and any difference charged to expense

Intangible Assets

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

Planned Timeline

With the success of our initial fundraising through our offerings under Regulation A, Regulation D, and Regulation CF, we have continued to advance our planned timeline beyond initial testing of Casitas, delivery of orders, and developing Factory 2 and 3. As of May 15, 2024, we see our next 12-month timeline as follows:

Month 1-3	●	Continue delivery of orders to states do not have modular housing legislation, Park Model RV configuration, to California and to Arizona. Costs are estimated to be $3 million.
	●	Ramp-up production. Costs are estimated to be $40.2 million.
	●	Obtain plant and Casita certification in Florida, New Mexico, and Texas. Costs are estimated to be $100K per state.

Month 4-6	●	Complete the design and prototyping of our next Generation of Boxes (new sizes), and begin production of these generations. Costs are estimated to be $9.3 million.

Month 7+	●	Begin and complete ramp up of production to achieve our desired production at scale for our facilities.
	●	Upgrade manufacturing equipment including: CNC equipment, Lamination Line, Paint Line, and Casita Assembly Conveyor System. Costs to complete these orders are $2.4 million.
	●	Obtain next generation Casita certification in several states including Arizona, California, Texas and Nevada. Costs are estimated to be $100K per state.

The Company believes the above referenced activities are achievable with its current cash and cash equivalents as referenced in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.

On the regulatory side of our business, we have received Generation 1.0 state modular approvals required for our Casitas in Arizona, which was finalized in December 2023. On May 2, 2024, we received approval to sell units in California under the residential building code. We still anticipate achieving state modular approvals for our current generation Casitas in California, Nevada, Texas, New Mexico and Florida followed by Generation 2.0 state modular approvals for our Casitas and our multifamily set-ups in California, Arizona, and Nevada later in 2024.

There is no assurance that we will be able to meet this timeline. It is provided to identify our intentions for moving forward during the next 12 months of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by §229.10(f)(1), BOXABL is not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On or about March 2023, the Company discovered through one of its compliance programs that a former employee had issued fraudulent securities. An internal investigation was commenced and the matter was reported to the Federal Bureau of Investigation. Shortly thereafter, the Company filed a lawsuit against this former employee for breach of contract, violations of the Computer Fraud and Abuse Act, violations of the Defend Trade Secrets Act, Conversion, Unjust Enrichment, Breach of the Covenant of Good Faith and Fair Dealing and for a temporary and permanent injunction. The matter remains pending in the U.S. District Court for the District of Nevada. Management does not anticipate this matter will have a material impact on the Company’s results of operations or financial condition.

On September 2, 2022, BOXABL received notice of a charge of employment discrimination had been filed with the Equal Employment Opportunity Commission (“EEOC”) against BOXABL under Title VII of the Civil Rights Act of 1964 (Title VII). The circumstances of the alleged discrimination are alleged to have occurred on or about May 1, 2022. On October 3, 2022, BOXABL (through counsel) filed a position statement refuting the allegations and providing supporting documentation of BOXABL’s position. The matter is pending before the EEOC. Management does not anticipate this matter will have a material impact on the Company’s results of operations or financial condition.

On or about September 25, 2023, BOXABL received notice of a charge of unfair labor practices had been filed with the National Labor Relations Board against BOXABL under Section 7 of the NLRA. The circumstances of the alleged charge are alleged to have occurred between March 2023 and September 2023. On or about October 12, 2023, BOXABL (through counsel) filed a position statement refuting the allegations and providing supporting documentation of BOXABL’s position. The matter is pending before the NLRB. Management does not anticipate this matter will have a material impact on the Company’s results of operations or financial condition.

Other Litigation

On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. (“Brave”), and its CEO, Brent McPhail. The lawsuit was filed in the United States District Court for the Eastern District of Michigan. The lawsuit related to the Company’s claim of breach of contract by Brave related to the design, manufacture, and programing of specialized equipment to be used by the Company. Management does not believe this litigation will have a material affect on the Company’s operations, but intends to seek full redress available to it.

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

Item 2. Unregistered Sales of Equity Securities

Since December 31, 2019, the Company has engaged in the following offerings of securities:

☐	From December 2, 2020 through May 22, 2021, the Company sold to no more than 35 purchasers in any 90-calendar day period who were either accredited investors (or the Company reasonably believed immediately prior to the sale that the investor had such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment) 33,350K shares of Non-Voting Series A Preferred Stock* and the underlying Common Stock into which they convert under Rule 506(b) of Regulation D for a total of $567K. In connection with this offering, the Company provided investors with an offering memorandum that provided the information required by Part 2 of Form 1-A under Regulation A, and audited financial statements for the fiscal years ended December 31, 2019 and 2018.

☐	From November 17, 2020, through April 1, 2022, the Company sold Convertible Promissory Notes to accredited investors, which converted into shares of Non-Voting Series A-1 Preferred Stock* on April 1, 2022, under Rule 506(c) of Regulation D for a total of $44,852K. For details regarding the conversion of the Convertible Promissory Notes, see Item 2. Financial Information – Sale and Subsequent Conversion of Convertible Promissory Notes.

☐	From May 3, 2021, through November 13, 2021, the Company sold 68,097K shares of Non-Voting Series A-1 Preferred Stock and the underlying shares of Common Stock into which they convert under Regulation Crowdfunding for a total of $4,835K. Commission File No. 020-28025.

☐	On March 31, 2022, the Company commenced a Regulation A offering in which it sold Non-Voting Series A Preferred Stock, Non-Voting Series A-1 Preferred Stock, NonVoting Series A-2 Preferred Stock* and the underlying shares of Common Stock into which they convert. The Regulation A offering also included selling securityholders selling Common Stock. The offering terminated on January 12, 2023, by which time the Company had sold 5,914K shares of Non-Voting Series A Preferred Stock for a total of $83K; 742K shares of Non-Voting Series A-1 Preferred Stock for a total of $59K; 81,064K shares of Non-Voting Series A-2 Preferred Stock for a total of $64,850K; and the selling securityholders sold 12,488K shares of Common Stock for a total of $9,991K. Commission File No. 024-11419.

☐	From August 25, 2022 through February 20, 2023, the Company sold 5,914K shares of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert for a total of $4,731K in reliance on Regulation Crowdfunding. Commission File No. 020-30797

☐	Beginning November 23, 2021, the Company commenced an exempt offering of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D. The Company closed the offering August 31, 2023, having sold 45,011K shares for gross proceeds of $33,837K.

☐	On June 15, 2023, the Company engaged in a statutory merger with an affiliated corporation, 500 Group, in which the Company exchanged 37,500K shares of Non-Voting Series A-2 Preferred Stock in exchange for 500 Group’s 100 outstanding shares of Common Stock in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. For details, see Item 7. Certain Relationships and Related Transactions and Director Independence.

☐	Between September 18 and October 9, 2023, the Company conducted an offering of its Series A-2 Preferred Stock in reliance on Regulation Crowdfunding. The Company sold 4,079K shares of Series A-2 Preferred Stock for gross proceeds of approximately $3,263K. Commission File No. 020-32926.

☐

Beginning February 17, 2023, the Company commenced a Canadian exclusive offering, through FrontFundr, of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. This offering is subject to applicable exemptions under Canadian securities laws and is strictly limited to investors from specific Canadian provinces, which is verified by FrontFundr. As of December 31, 2023, the Company has sold 388K shares for gross proceeds of $310K

Beginning September 1, 2023, the Company commenced an exempt offering of Non-Voting Series A-3 Preferred Stock* and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D. As of December 31, 2023, the Company sold 8,343K shares for gross proceeds of $4,184K

* All classes of Preferred Stock convert into Common Stock upon the Company undertaking a firm underwriting registered offering (an “IPO”) or an offering of the Company’s Common Stock under Regulation A.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the quarter ended March 31, 2024, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Fifth Amended and Restated Articles of Incorporation	10-12G	000-56579	3.1	December 8, 2023

3.2	Bylaws	1-A POS	024-11419	2.2	September 19, 2022

4.1	Form of Fourth Amended and Restated Stockholders Agreement	10-12G	000-56579	4.1	December 8, 2023

10.1	Facilities Lease Agreement	1-A POS	024-11419	6.2	September 19, 2022

10.2	Initial Purchase Orders and Related Agreements	1-A POS	024-11419	6.4	September 19, 2022

10.3	Form of Room Module Order Agreement	1-A POS	024-11419	6.5	September 19, 2022

10.4	Amendment No. 1 to 2021 Stock Incentive Plan	1-A	024-12402	6.5	February 23, 2024

10.5	Employment Agreement of Paolo Tiramani+	10-12G	000-56579	10.6	August 10, 2023

10.6	Employment Agreement of Galiano Tiramani+	10-12G	000-56579	10.7	August 10, 2023

10.7	Merger Agreement	10-12G	000-56579	10.8	August 10, 2023

10.8	Purchase Agreement with Pronghorn Services LLC	10-12G	000-56579	10.9	August 10, 2023

10.9	Amendment No. 1 to Facilities Lease Agreement	10-12G	000-56579	10.10	August 10, 2023

10.10	Amendment No. 2 to Facilities Lease Agreement	10-12G	000-56579	10.11	August 10, 2023

10.11	Amendment No. 3 to Facilities Lease Agreement	10-12G	000-56579	10.12	August 10, 2023

10.12	Lease Agreement for Second Manufacturing Facility	10-12G	000-56579	10.13	August 10, 2023

10.13	Supercar System, Inc. Services Agreement	10-12G	000-56579	10.15	August 10, 2023
10.14	Supercar System, Inc. Lease Agreement	10-12G	000-56579	10.16	August 10, 2023

10.15	Form of Award for Employees	10-12G	000-56579	10.17	August 10, 2023

10.16	Form of Award for Directors	10-12G	000-56579	10.18	August 10, 2023

10.17	Martin Noe Costas Offer Letter+	8-K	000-56579	10.1	October 13, 2023

10.18	Restricted Stock Unit Agreement between the Company and Martin Noe Costas	8-K	000-56579	10.2	October 13, 2023

10.19	Cooperation Agreement with Elevate.Money, Inc.*	10-12G	000-56579	10.21	December 8, 2023

31.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #					X

32.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #					X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
* +	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Management contract or compensatory plan or arrangement.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXABL INC.
(Registrant)

Date: May 15, 2024
	By:	/s/ Paolo Tiramani
Paolo Tiramani
Chief Executive Officer and Director

	By:	/s/ Martin Costas
Martin Costas
Chief Financial Officer

