Form 10-Q
period 2024-06-30
Boxabl Inc.
filed 2024-08-19
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, the registrant had 3,000,000,000 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements (unaudited)

BOXABL INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
(In Thousands)	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$5,647	$18,574
Short-term investments	22,888	27,685
Cash, cash equivalents and short-term investments	$28,535	$46,259
Accounts receivable	-	26
Escrow receivable	2,633	232
Inventory, net	20,426	18,694
Other current assets	749	444
Total current assets	52,343	65,655

Property, equipment and other assets:
Long-term investments	234	2,777
Restricted cash	3,820	3,758
Property and equipment, net	9,327	10,766
Intangible assets, net	349	369
Right of use assets	11,652	13,238
Deposits on equipment	207	9,822
Deposits	1,399	1,140
Total property, equipment, and other assets	26,988	41,870
Total assets	$79,331	$107,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,615	2,349
Customer deposits	3,750	3,987
Deferred revenue	2,588	2,684
Lease liability- current	3,335	3,182
Subscription liability	308	451
Accrued expenses and other current liabilities	2,322	1,863
Total current liabilities	13,918	14,516

Long-term liabilities:
Lease liability - non-current	8,955	10,661
Total liabilities	$22,873	$25,177

Commitments and contingencies — See Note 10	-	-

Stockholders’ equity:
Series A Preferred Stock $0.00001 par, 0.25 billion shares authorized, 194,423K shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,671	2,671
Series A-1 Preferred Stock $0.00001 par, 1.10 billion shares authorized, 850,605K shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	630,265	630,265
Series A-2 Preferred Stock $0.00001 par, 2.05 billion shares authorized, 173,956K shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	100,773	100,773
Series A-3 Preferred Stock $0.00001 par, 8.75 billion shares authorized, 13,682K and 8,343K shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7,089	4,020
Unclassified Preferred Stock $0.00001 par, 1.25 billion shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common Stock $0.00001 par, 6.6 billion shares authorized, 3.00 billion shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	30	30
Additional paid-in capital	16,999	12,074
Accumulated deficit	(701,369)	(667,485)
Total stockholders’ equity	56,458	82,348
Total liabilities and stockholders’ equity	$79,331	$107,525

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED CONSOLIDATED Statements of operations

(Unaudited)

	For The Six Months Ended		For The Three Months Ended
(In Thousands, except per share amounts)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$708	$97	$83	$69
Cost of goods sold	7,332	4,049	2,921	2,436
Gross loss	6,624	3,952	2,838	2,367

Operating expenses:
General and administrative	7,571	7,047	3,842	4,037
Sales and marketing	5,060	3,112	2,201	1,744
Research and development	3,579	2,965	1,332	1,778
Impairment Loss	12,120	108	12,120	108
Total operating expenses	28,330	13,232	19,495	7,667

Loss from operations	$34,954	$17,184	$22,333	$10,034

Other expense/(income):
Interest income	(869)	(695)	(696)	(755)
Unrealized net gain/loss on investments	(108)	(951)	287	6
Other income	(93)	(22)	(93)	(12)
Total expense/income:	(1,070)	(1,668)	(502)	(761)

Net loss Attributed to Common Stockholders	$33,884	$15,516	$21,831	$9,273

Weighted average common shares outstanding - basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED CONSOLIDATED statements of stockholders’ equity

(Unaudited)

	Series A-3 Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three Months Ended June 30
Balance as of March 31, 2023	-	$-	124,668	$92,282	850,605	$630,265	194,423	$2,671	3,000,000	$30	$3,639	$(634,203)	$94,680
Issuance of Series A-2 Preferred Stock	-	-	4,082	3,059	-	-	-	-	-	-	-	-	3,059
Common control transaction	-	-	37,500	30,000	-	-	-	-	-	-	-	-	30,000
Deemed Dividend	-	-	-	(29,725)	-	-	-	-	-	-	-	-	(29,725)
Offering costs	-	-	-	(324)	-	-	-	-	-	-	-	-	(324)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	2,320	-	2,320
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,273)	(9,273)
Balance as of June 30, 2023	-	$-	166,250	$95,292	850,605	$630,265	194,423	$2,671	3,000,000	$30	$5,959	$(643,476)	$90,741

Balance as of March 31, 2024	8,344	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$15,118	$(679,538)	$73,339
Issuance of Series A-3 Preferred Stock	5,338	3,145	-	-	-	-	-	-	-	-	-	-	3,145
Offering costs	-	(76)	-	-	-	-	-	-	-	-	-	-	(76)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	1,881	-	1,881
Net loss	-	-	-	-	-	-	-	-	-	-	-	(21,831)	(21,831)
Balance as of June 30, 2024	13,682	$7,089	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$16,999	$(701,369)	$56,458

Six Months Ended June 30
Balance as of January 1, 2023	-	$-	120,869	$89,469	850,605	$630,265	194,423	$2,671	3,000,000	$30	$3,089	$(627,960)	$97,564
Issuance of Series A-2 Preferred Stock	-	-	7,881	6,005	-	-	-	-	-	-	-	-	6,005
Common control transaction	-	-	37,500	30,000	-	-	-	-	-	-	-	-	30,000
Deemed Dividend	-	-	-	(29,725)	-	-	-	-	-	-	-	-	(29,725)
Offering costs	-	-	-	(457)	-	-	-	-	-	-	-	-	(457)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	2,870	-	2,870
Net loss	-	-	-	-	-	-	-	-	-	-	-	(15,516)	(15,516)
Balance as of June 30, 2023	-	$-	166,250	$95,292	850,605	$630,265	194,423	$2,671	3,000,000	$30	$5,959	$(643,476)	$90,741

Balance as of January 1, 2024	8,344	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$12,074	$(667,485)	$82,348
Issuance of Series A-3 Preferred Stock	5,338	3,145	-	-	-	-	-	-	-	-	-	-	3,145
Offering costs	-	(76)	-	-	-	-	-	-	-	-	-	-	(76)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	4,925	-	4,925
Net loss	-	-	-	-	-	-	-	-	-	-	-	(33,884)	(33,884)
Balance as of June 30, 2024	13,682	$7,089	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$16,999	$(701,369)	$56,458

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED CONSOLIDATED statements of cash flows

(Unaudited)

	For The Six Months Ended
(In Thousands)	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities:
Net loss	$(33,884)	$(15,516)
Adjustments to reconcile net loss to net cash used in operating activities:	-	-
Depreciation and amortization	953	812
Stock based compensation expense	4,925	2,870
Unrealized gain on investments	(108)	(951)
Impairment loss	12,120	108

Changes in Operating Assets and Liabilities:
Accounts receivable	26	(67)
Escrow receivable	231	-
Inventories	(1,499)	(6,146)
Other current assets	(505)	129
Accounts payable	(1,224)	71
Deferred revenue	(96)	(34)
Customer deposits	(237)	(41)
Accrued Expenses and other current liabilities	277	(109)
Right of use liabilities	34	(82)

Net cash used in operating activities	(18,987)	(18,956)

Cash Flows Provided By Investing Activities:
Purchase of property and equipment and deposits	(1,363)	(4,304)
Security deposits	(259)	-
Gross proceeds from sale and maturities of investments	21,001	45,244
Gross purchase of investments	(13,553)	(25,352)

Net cash provided by investing activities	5,826	15,588

Cash Flows Provided By Financing Activities:
Proceeds from sale of preferred stock, net of offering costs	437	5,550
Accrual of Subscription Liability	(141)	558

Net cash provided by financing activities	296	6,108

Change in cash, cash equivalents, and restricted cash	(12,865)	2,740
Cash, cash equivalents, and restricted cash beginning of year	22,332	9,025
Cash, cash equivalents, and restricted cash end of the period	$9,467	$11,765

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Acquisition of intellectual property	$-	$272
Acquisition of right of use asset	$-	$12,121
Investments Held in Escrow	$2,632	$-
Deemed Dividend	$-	$(29,725)
Purchase of Asset from Deposits on Equipment	$(2,134)	$(2,575)
Purchase of Assets in Accounts Payable	$490	$447

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts recorded on the Company’s unaudited interim condensed consolidated balance sheets

	June 30,
(In Thousands)	2024	2023
Cash and cash equivalents	$5,647	$11,765
Restricted cash	3,820	-
Cash, cash equivalents, and restricted cash end of the period	$9,467	$11,765

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

notes to UNAUDITED INTERIM CONDENSED CONSOLIDATED financial statements

(Unaudited)

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BOXABL Inc., is a Nevada Corporation originally organized as a Nevada limited liability company, on December 2, 2017. The corporation converted from a Nevada limited liability company to a Nevada corporation on June 16, 2020. These unaudited interim condensed consolidated audited financial statements of BOXABL Inc., (which may be referred to as the “Company”, “BOXABL”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s headquarters are in Las Vegas, Nevada.

BOXABL Inc. is developing a new type of building system using modern manufacturing processes. Its products result in sustainable high-quality buildings at lower cost, benefiting from mass production practices, resolving the problems of housing shortages by offering a quick solution, and reducing the carbon footprint. The Company has also developed patented shipping technology, allowing it to serve large geographic areas.

Currently, the Company is approved to sell its product as a modular home into the following states:

-	Arizona
-	New Mexico
-	California (Limited to Certain Climate Zones)

BOXABL also has the ability to sell its product in the following jurisdictions that do not currently have a state regulated modular program:

-	Oklahoma
-	Utah
-	Wyoming
-	Kansas
-	West Virginia
-	Hawaii
-	Vermont
-	Alaska
-	Oregon
-	Tribal Lands

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements include the accounts of 500 Group from June 15, 2023. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

●	Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets. Level 1 assets consist of investments.
●	Level 2 – Valuations based on observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The Company valued its employee stock options (NQSO’s and ISO’s) and stock grants (RSU’s) at grant date fair value using a Level 3 mark. See Note 9 – Stockholders Equity: Stock Based Compensation.

Restricted Cash and Deposits

On June 1, 2023, the Company was required to obtain a letter of credit to make a Security Deposit related to the expansion of premises of $3,714K. The letter of credit is collateralized by cash in the Company’s bank account, which is restricted from use until the Letter of Credit is settled. The interest earned on this cash account is also restricted for use until the Letter of Credit is settled. On January 31, 2024, the Company also paid an additional security deposit of $259K for additional tenant improvements to its existing facility.

Marketable Debt Securities

The Company generally invests its excess cash into marketable debt securities, which consist of short-term and long-term investments in U.S. treasury bills and notes that are classified as held-to-maturity.

Short-Term Investments in U.S. Treasury Notes, Held-to-Maturity

Short-term investments in U.S. treasury notes include U.S Treasury notes with maturities of less than 12 months. The realized and unrealized gains and losses on short-term investments in U.S. treasury notes are determined using the specific identification method. If a U.S. treasury note has an unrealized loss and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we will record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security.

Long-Term Investments in U.S. Treasury Notes, Held-to-Maturity

Long-term investments in U.S. treasury notes include U.S Treasury notes with maturities of 12 months or more. The realized and unrealized gains and losses on long-term investments in U.S. treasury notes are determined using the specific identification method. If a U.S. treasury note has an unrealized loss and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we will record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security.

Inventories, net

Inventories consist of raw materials, in-bound freight and duties, work in progress, and finished goods. Inventories available for sale are valued at the lower of cost or net realized value. Cost is determined using the weighted average method. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, bulk sales, and the expected recoverable values for each disposition category. On a periodic basis, the Company performs a physical count of its inventory and records an inventory valuation allowance for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory are valued based on management’s best estimate and any difference is charged to expense.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the respective accounts, and any gain or loss is included within gain/loss on disposal of assets within the unaudited interim condensed statements of operations. Major improvements with economic lives greater than one year are capitalized. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful life. Depreciation is computed using the straight-line method over the following estimated useful lives:

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

Revenue Recognition

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

Advertising Costs

The Company incurs third party advertising costs as well as payroll-related costs for its marketing personnel engaged in promotional activities. Advertising and promotion costs to market our products and services are expensed as incurred. Certain marketing costs related to the issuance of the Company’s securities are accounted for as a reduction to the proceeds from the equity offering, and not included in sales and marketing expenses.

Research and Development

Research and development costs consisting of design, materials, and consultants related to prototype and process improvements and developments are expensed as incurred.

Concentration of Credit Risk

Cash and Cash Equivalents:

The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Due to the maturity of cash equivalents, the carrying amounts of these instruments approximate their fair values. Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained at high quality financial institutions. As of June 30, 2024 and December 31, 2023, the Company’s deposits exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances. Based upon assessment of the financial condition of these institutions, management considers that the risk of loss of any uninsured balances does not have a significant impact on the Company’s operations.

Customers:

During the three and six months ended June 30, 2024, revenues from one customer were approximately 73% and revenues from four customers were 84% of the Company’s revenues, respectively. As of June 30, 2024 the Company had no receivables from customers.

During the three and six months ended June 30, 2023, revenues from one customer were approximately 99% and revenues from two customers were 95% of the Company’s revenues, respectively. As of December 31, 2023, receivables from two customers represented 92% of the Company’s accounts receivable.

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

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of June 30, 2024 and December 31, 2023:

	Balance as of
	June 30,	December 31,
(In Thousands)	2024	2023
Common share options	52,076	55,236
Restricted stock units	53,000	60,500
Warrants	18,322	10,460
Preferred Stock	1,232,666	1,227,326
Potentially Dilutive Shares	1,356,064	1,353,522

Warranty Provision

The Company generally offers its customers a manufacturers’ warranty on Casita products sold for a period of 1 year. Management records an expense to cost of goods sold for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties As of June 30, 2024 and December 31, 2023, the Company’s reserve for warranty totaled $570K and $570K, respectively, and is reflected in “accrued expensed and other non-current liabilities” in the accompanying unaudited interim condensed consolidated balance sheets.

Recent Accounting Pronouncements

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

On December 14, 2023 the FASB issued a final standard on improvements to income tax disclosures ASU 2023-09, Improvements to Income Tax Disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. For public business entities (PBEs), the new requirements will be effective for annual periods beginning after December 15, 2024. For entities other than public business entities (non-PBEs), the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and does not expect the impact to be material.

On November 27, 2023 the FASB issued improvements to reportable segment disclosures ASC 2023-07, Segment Reporting (Topic 280). The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). It also requires disclosure of other segment items by reportable segment and a description of its composition, whereas the other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. It also requires interim period disclosures about a reportable segment’s P&L and Assets and requires disclosure of the title and position of the Chief Operating Decision Maker (CODM) as well as how the CODM uses the segment P&L in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for public entities fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the potential impact of this update on its consolidated financial statements but does not expect a material impact.

NOTE 2 –MANAGEMENT’S PLAN

These consolidated financial statements have been prepared under the assumption that the Company will be able to continue its operations and will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the six months ended June 30, 2024, the Company reported a net loss of $33,884K, an operating cash outflow of $18,987K, and an accumulated deficit of $701,369K as of June 30, 2024.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating sales of Casitas to generate revenue, and (c) raising funds through equity financing. The Company anticipates current capital on hand and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. There are no assurances that our plans will be successful. The Company is currently selling shares of its preferred stock through Regulation A and Regulation D offerings in the United States, securities offerings in the Canadian Provinces, and anticipates raising funds through other offerings of preferred stock.

NOTE 3 – INVESTMENTS

As of June 30, 2024 and December 31, 2023, investments in securities consists of U.S. Treasury Notes carried at amortized cost, consisted of the following:

	Balance as of
	June 30,	December 31,
(In Thousands)	2024	2023
Investments in short-term U.S. Treasury Notes	$22,888	$27,685
Investments in long-term U.S. Treasury Notes	234	2,777
Total investments in U.S. Treasury Notes	$23,122	$30,462

The Long-Term Investments include maturities extending beyond 12 months from the balance sheet date.

The cost basis of investments held is determined by the Company using the specific identification method.

Interest Income on the unaudited interim condensed consolidated statement of operations includes the accrued interest and realized interest earned on Treasuries. Unrealized gains and losses on treasuries are reported within unrealized gains/losses on the unaudited interim condensed consolidated statement of operations.

NOTE 4 – INVENTORIES, NET

As of June 30, 2024 and December 31, 2023, inventory consists of the following:

	Balance as of
	June 30,	December 31,
(In Thousands)	2024	2023
Raw material	$3,002	$3,346
Inventory in-transit	295	273
Work-in progress	-	255
Finished goods	17,129	14,820
Total inventory	$20,426	$18,694

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value.

During the three and six months ended June 30, 2024 and 2023, the Company recorded ($198K and $198K) and ($0K and $0K), respectively, in inventory deposit write offs for prepayments on obsolete material, and reported in impairment loss.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following amounts as of June 30, 2024 and December 31, 2023:

	Balance as of
	June 30,	December 31,
(In Thousands)	2024	2023
Software, computers and other peripheral equipment	$330	$266
Furniture and fixtures	182	182
Machinery and equipment	8,551	8,754
Tenant improvements	2,640	2,397
Vehicles	731	726
Casita fixed assets	832	825
Construction in-progress	-	690
	13,266	13,840
Less: Accumulated depreciation	(3,939)	(3,074)
Property, plant and equipment - net	$9,327	$10,766

Depreciation

During the three and six months ended June 30, 2024 and 2023, the Company recognized ($467K and $953K) and ($303K and $565K), respectively, in depreciation expense.

Deposits on Equipment

As of June 30, 2024 and December 31, 2023, the Company recorded $207K and $9,822K, respectively, for deposits on equipment. The total amount is recorded as Deposits on Equipment on the unaudited interim condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the remaining amount of purchase commitments was approximately $250K and $3,273K, respectively.

A substantial amount of these deposits as of December 31, 2023 were paid to a vendor who did not fulfill their contractual obligations to us. As of June 30, 2024, certain deposits, totaling $8,164K were impaired as their recoverability was determined to be uncertain. See Impairment Loss below for more information.

Impairment Loss

During the three and six months ended June 30, 2024 and 2023, the Company recorded ($12,120K and $12,120K) and ($108K and $108K), respectively, in impairment loss. During the six months ended June 30, 2024, the Company recorded an impairment loss of deposits on equipment and fixed assets totaling $12,120K. These losses are related to assets that were procured to automate production of a new Casita model. On April 30, 2024, the Company filed a claim against a supplier based on breach of contract and misrepresentation. This claim was prompted by a key supplier of equipment failing to fulfill their obligation. Despite anticipating a judgment in its favor, during June 2024, the Company made the determination that (a) it no longer plans to continue with production of the model and (b) recoverability of these assets and related deposits is uncertain. Considering that this equipment was customized for the production of this new Casita model and is unable to be used for an alternative purpose, the Company recognized an impairment loss. For additional information regarding the legal proceedings surrounding this impairment, see Note 10 – Commitments and Contingencies: Legal Proceedings.

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

Intellectual Property

The Company recorded intellectual property of $272K at the time of the merger valued at historical cost. The balance of the intellectual property as of June 30, 2024 and December 31, 2023 was $398K and $398K, respectively. The Company also recorded amortization expense related to these patents of ($7K and $13K) and ($0 and ($0), respectively, for the three and six months ended June 30, 2024 and 2023. Accumulated amortization as of June 30, 2024 and December 31, 2023 was $99K and $80K, respectively. The useful life of the patents is either the stated expiration date, or 14 years, whichever is more easily determined.

NOTE 7 –LEASES

On December 29, 2020, the Company signed a 65-month lease for their 173,000 sq. ft. factory facility, commencing on May 1, 2021. As of December 31, 2020, a $525,000 security deposit, first month’s rent, $87K, and first-month’s Tenant’s Percentage of Operating Expense Fees (“CAM”) $19K, have been paid to the landlord. The monthly CAM will vary from month to month. After June 30, 2023, the Company amended the lease agreement to obtain additional space in a neighboring warehouse for four years, with the first month’s base rent of $116K, increasing by 4% annually.

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

Maturities of lease liabilities for operating leases as of June 30, 2024, were as follows:

Remaining lease payments	Fiscal year
2024	$1,946
2025	3,997
2026	3,839
2027	2,102
2028	1,509
Thereafter	257
Total lease payments	$13,650
Less: Imputed interest	(1,360)
Total lease liability	$12,290

As of June 30, 2024 and December 31, 2023, the weighted average remaining lease term was 3.3 years and 3.8 years, respectively. The weighted average incremental borrowing rate is 5.2%.

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

During the six months ended June 30, 2024 the Company performed improvements to the leased facility. In connection with these improvements, the landlord required the Company to make an additional security deposit of $259K.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Consolidated Statement of Operations
Rental income (1)	$22	$22	$44	$44
Professional fees (2)	-	41	-	63

	Balance as of
	June 30, 2024	December 31, 2023
Consolidated Balance Sheets
Preferred Stock (3)	1,719	1,719

(1)	The Company has a contract with the majority shareholder and CEO to share certain costs related to office space, support staff, and consultancy services.

(2)	The Company incurred professional expenses related to a former member of the Board of Directors for providing consulting services.

(3)	As of June 30, 2024 and December 31, 2023, the Company had 26,726K shares outstanding of Series A Preferred Stock, representing an initial cost of $427K held by certain related parties including the spouse and in-laws to the Director of Marketing. As of June 30, 2024 and December 31, 2023, the Company had 5,884K shares outstanding of Series A-1 Preferred Stock, representing an initial cost of $372K held by certain related parties including the in-laws to the Director of Marketing and a former Director of the Company. As of June 30, 2024 and December 31, 2023, the Company had 12,834K Nonqualified Stock Options representing an initial grant date fair value of $920K held by certain related parties including the spouse to the Director of Marketing and a former Director of the Company. See Note 9 – Stockholders Equity.

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

On September 1, 2023, the Company filed an amendment to the articles of incorporation which authorized the issuance of 8.75 billion shares of Series A-3 Preferred Stock of $0.00001 par value and increased the amount of authorized unclassified Preferred Stock to 1.25 billion shares. On May 3, 2024, this amendment was refiled and accepted by the state of Nevada following completion of certain validation procedures under Nevada law associated with correcting defective corporate acts as discussed in the Company’s Definitive Information Statement filed with the Commission on March 29, 2024.

Preferred Stock Liquidation Preference

The following table summarizes the liquidation preferences as of June 30, 2024, in order of liquidation:

(In Thousands)	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference Balance
Series A-3 Preferred Stock	8,750,000	13,682	$9,820
Series A-2 Preferred Stock	2,050,000	173,956	139,165
Series A-1 Preferred Stock	1,100,000	850,605	67,198
Series A Preferred Stock	250,000	194,423	3,305
Non-classified Preferred Stock	1,250,000	-	-
Total Series A Preferred Stock	13,400,000	1,232,666	$219,487

Sales of Preferred Stock

On June 25, 2024, the Company commenced an offering of up to 88,095,238 shares of its Non-Voting Series A-3 Preferred Stock under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”), at a per share price of $0.80, plus 4,404,762 Bonus Shares (as defined in the Offering Circular on file in the Company’s Form 1-A Offering Statement (Commission File No. 024-12402) (the “Form 1-A Offering Statement”)) for a maximum potential raise of $74,000,000 (the “Regulation A Offering”). Assuming the Regulation A Offering is fully subscribed at the level where the maximum number of Bonus Shares are issued, the Company will sell a total of 92,500,000 shares of Non-Voting Series A-3 Preferred Stock for gross proceeds of $74,000,000, consisting of $70,476,190 in cash proceeds and $3,523,810 in Bonus Share value for which no cash proceeds are received by the Company.

During the six months ended June 30, 2024, the Company issued 5,338K shares of Series A-3 Preferred Stock for gross proceeds of $3,145K.

During the six months ended June 30, 2023, the Company issued 7,881K shares of Series A-2 preferred stock for gross proceeds of $6,005K.

Warrants

In connection with the issuance of certain A-3 shares, as of June 30, 2024 and December 31, 2023, the Company has issued 18,322K and 10,460K warrants that are exercisable at a price of $0.80 per share. Warrants are exercisable for three years from the date of purchase (the “Exercise Period”); provided, however, that the Company may call the warrants, in its sole discretion, at any time upon 30 days written notice to the Shareholders. If redeemed, each warrant shall be redeemed for one share of A-3 Preferred Stock. All unexercised warrants will expire and are subject to certain transfer restrictions.

Escrow Receivable

On June 27, 2024, the Company issued 5,338K shares of Series A-3 Preferred Stock for gross proceeds of $3,145K under Regulation D. The proceeds relating to this issuance were held in escrow and released to the Company on July 1, 2024. The funds in escrow, net of holdbacks and offering fees totaled $2,633K and were recorded as escrow receivable as of June 30, 2024. As of December 31, 2023, the Company recorded $232K of investment holdbacks in escrow receivable.

Offering Costs and Deferred Offering Costs

For the three and six months ended June 30, 2024, the Company incurred offering costs of $76K and $76K, respectively, (June 30, 2023 - $324K and $457K), respectively. These costs include legal fees, targeted marketing and other deferred costs related directly to the open offerings.

As of June 30, 2024 and December 31, 2023, the Company recorded $95K and $0, respectively, as deferred offering costs on the consolidated balance sheets. These costs are capitalized as costs incurred for future offerings.

Subscription Liability

As of June 30, 2024 and December 31, 2023, the Company had $308K and $451K, respectively, in a subscription liability pertaining to proceeds received, but the Preferred shares were not yet issued.

Stock-based Compensation

Stock Options:

In 2021, the Company’s board of directors authorized the 2021 Stock Option Plan which allows for the issuance of options to purchase up to 150,000K shares of the Company’s common stock. During the three and six months ended June 30, 2024, the Company did not grant any stock options to purchase shares.

A summary of stock option activity as of June 30, 2024, and December 31, 2023 is as follows:

	Weighted Average Exercise Price per Share
(In Thousands except for per share price)	Stock Options	Exercise Price per Share	Term (in years)
Outstanding as of December 31, 2022	61,288	0.13	8.4
Granted	1,357	$0.70
Exercised	-	-
Forfeited/cancelled	(7,409)	0.37
Outstanding as of December 31, 2023	55,236	$0.13	7.90
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(3,160)	0.34
Outstanding as of June 30, 2024	52,076	0.17	7.89
Exercisable as of June 30, 2024	27,730	$0.09	7.60

The Company accounts for share-based compensation arrangements using a fair value method which requires the recognition of compensation expense for costs related to all share-based payments including stock options. The fair value method requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes pricing model to estimate the fair value of options granted that are then expensed on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur in the year of forfeiture and share-based compensation expense adjusted accordingly. Option valuation models, including the Black-Scholes option-pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the options on the date of grant under the following assumptions:

As of December 31, 2023
Expected life (years) (1)	5-6.5
Risk-free interest rate (2)	1.03-4.34%
Expected volatility (3)	0.503-0.549
Annual dividend yield	0%
Weighted average fair value of options granted	$0.14

(1)	In accordance with SAB Topic 14, the expected life of employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.
(2)	The risk-free rate was based on the United States bond yield rate at the time of grant of the award, whose term is consistent with expected life of the stock options.
(3)	Based on historical experience over a term consistent with the expected life of the stock options.
(4)	Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

There were no RSU awards during the three and six months ended June 30, 2024.

There were 37,929K RSU’s awarded during the three and six months ended June 30, 2023.

A summary of RSU activity as of June 30, 2024, and December 31, 2023 is as follows:

		Weighted-Average Grant Date
(In Thousands except for per share price)	RSU’s	Fair Value per Share
Outstanding as of December 31, 2022	17,857	$0.07
Awarded	54,357	0.80
Vested	-
Cancelled	(11,714)	0.80
Outstanding as of December 31, 2023	60,500	$0.57
Awarded	-	-
Vested	-	-
Cancelled	(7,500)	0.80
Outstanding at June 30, 2024	53,000	$0.55

During the three and six months ended June 30, 2024, and 2023, the Company recognized stock compensation expense related to stock options and RSU’s, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Cost of Goods Sold	$693	$1,044	$1,669	$1,292
General and Administrative	491	998	1,347	1,234
Sales and Marketing	222	278	605	344
Research and Development	475	-	1,304	-
Total Stock-Based Compensation Expense	$1,881	$2,320	$4,925	$2,870

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

Future stock-based compensation expense related to these options and RSUs as of June 30, 2024, to be recognized is approximately $17.9 million, which is expected to be expensed over the remaining vesting period of 1.9 years. The amount of future stock-based compensation expense could be affected by any future option and RSU grants or by any forfeitures.

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

Legal Proceedings

Claims filed by the Company

(i)	The Company initiated legal action against former employees who violated their agreements post-termination. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250,000.

(ii)	The Company uncovered potential misconduct by a former employee related to a stock scheme, the impact of which is challenging to measure. The Company anticipates that judgment will be entered in its favor for a sum less than $1,000,000, but the investigation and extent of damages is ongoing.

(iii)	The Company engaged in litigation with an Internet Blogger who posted defamatory information regarding the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50,000 in damages.

(iv)

On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. and individual Brent McPhail in District Court. The Company seeks damages equal to all amounts paid under the contracts, among other relief, to recover from these breaches and misrepresentations. The Company anticipates a judgment in its favor, but recovery of these assets is uncertain.

Claims filed against the Company

(i)

The Company received notifications of employment-related charges filed by former employees with the EEOC and the NLRB. The allegations involve various issues such as discrimination and interference with employee rights. The Company provided responses to both agencies and is awaiting further developments. The Company does not expect a material impact to its financial position.

(ii)

The Company’s former Chief Operating Officer, terminated for cause after seven months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its directors. The amount sought by the former employee is unspecified. The Company anticipates a judgment in its favor.

(iii)	Leader Capital is a shareholder of the Company and has filed suit against the Company. The Company does not expect a material impact to its financial position.

(iv)	Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit against Brave Control Solutions, Inc., Boxabl Inc., and Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. Counsel for Boxabl is arranging for BOXABL’s dismissal from the case. The Company does not expect a material impact to its financial position.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 19, 2024, the issuance date of these unaudited condensed consolidated financial statements.

Sales and Regulatory Approvals

Subsequent to June 30, 2024, the Company had executed contracts with Customers for the sale of 39 units that are expected to be delivered in 2024, generating revenues of $2,255K recognized upon shipment.

On July 3, 2024, the Company also received modular approval in the state of New Mexico.

Corporate Governance

On July 12, 2024, the Company received formal communication from the Securities and Exchange Commission stating that they concluded their investigation and do not intend to recommend an enforcement action against the Company at this time.

Equity Events

Subsequent to June 30, 2024, the Company issued the following:

-	8,400K shares of series A-3 preferred stock for gross proceeds of $6,510K through Regulation A.
-	206K shares of series A-3 preferred stock for gross proceeds of $100K through Regulation D.
-	239K shares of series A-2 preferred stock for gross proceeds of $191K through Canadian crowdfunding.

For awards previously issued under the Company’s 2021 Stock Incentive Plan, the Company recognized employee forfeitures of 714K RSUs and 1,526K Stock Options subsequent to June 30, 2024. No additional shares were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the years ended December 31, 2023 included in our most recent annual report on Form 10-K.

In addition to our condensed consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements. See above Forward-Looking Statements.

Overview

BOXABL Inc. (the “Company”) is a manufacturer of building systems and is in the process of scaling our production of “Casitas” to meet the demand for our products. In addition to our first Nevada manufacturing facility (“Factory 1”), which we took possession of in May 2021, we expanded our production capacity by signing a lease for additional Nevada facilities (“Factory 2”) in June 2022 and (“Factory 3”) in May 2023. While our growth has mainly been funded by our capital raising activities as described below in “Liquidity,” we anticipate our increased manufacturing capacity will allow us to build Boxes more efficiently, and, in doing so generate additional revenue in the future. We have expanded our business development team, hiring three additional sales resources, and promoting one additional resource internally.

To date, we have manufactured 632 Casitas and have completed deliveries in eight states. The majority of US states have a statewide modular program which requires approval of a specific product prior to the product being able to be sold and installed within the state. The requirements to obtain these approvals vary across each state, and the approval process has caused delays in the ability to deliver the product across the country which has affected the timing and amount of the Company’s revenues. Currently, the Company is in the process of obtaining these state-by-state approvals related to the Casitas.

The Company has already obtained these state approvals in Arizona, New Mexico, and certain climate zones in California. The approvals were obtained as follows:

-	During December 2023, BOXABL completed the required third-party inspection for the State of Arizona, and received a report recommending Factory and Casita certification which was approved by the State.
-	During May 2024, BOXABL received approval to sell units in California in certain climate zones.
-	During July 2024, BOXABL received approval to sell units in New Mexico. New sales within these approved states may continue to face delays due to the time needed for site preparation, arranging payment for the units by the purchaser, and other preparatory steps that are required to arrange delivery and installation of the units.

BOXABL currently has the ability to explore selling our product in multiple jurisdictions that do not have a statewide modular housing program. In these areas, the ultimate approval comes down to the local jurisdiction and is determined on a site-by-site basis. This pertains to the following areas:

-	Alaska
-	Hawaii
-	Kansas
-	Oklahoma
-	Oregon
-	Utah
-	Vermont
-	West Virginia
-	Wyoming

BOXABL is generally also able to sell our product as a Park Model RV under ANSI A119.5 in the majority of US states.

The Company retained multiple third-party inspection agencies to assist in achieving certification in multiples states with modular housing legislation simultaneously. The Company does not expect that this regulatory process will cause further delays in our ability to generate revenue with respect to our current or future production.

As of June 30, 2024, the Company sold seven units to approved states, states that do not have modular housing legislation, or under the Park Model RV classification.

The Company maintains short-term liquidity of $28,535K and $46,259K as of June 30, 2024 and December 31, 2023, including cash and cash equivalents and short-term investments in U.S. Treasury Notes. In addition, the Company’s inventory balance as of June 30, 2024 was $20,426K on the accompanying unaudited condensed consolidated balance sheet. The Company expects to sell these finished goods during 2024.

During the six months ended June 30, 2024, the Company recorded an impairment loss of deposits on equipment and fixed assets totaling $12,120K. These losses are related to assets that were procured for the anticipated ramp up of the generation 2.0 Casita. Prompted by a key supplier of equipment failing to fulfill their obligation, the Company determined that it no longer plans to continue with production of the Generation 2.0 Casita. Considering that this equipment was customized for the production of 2.0 Casitas and is unable to be used for an alternative purpose, the Company recognized an impairment loss.

The Company expects to generate funds from the sale of its current inventory in 2024, sale of future inventory resulting from manufacturing, sales of equity securities pursuant to an offering under Regulation A, which was qualified by the Securities and Exchange Commission on June 24, 2024, sales of securities in Canadian Provinces under Canadian National Instrument 45-106 law, as well as sales to accredited and institutional investors under Regulation D. If needed, the Company could also look for financing opportunities related to our equipment.

During 2024, the Company restructured the sales and marketing team, to better focus on the demand from its sales channels. Skilled sales resources have been added and allocated to support the B2B, B2C, and B2G channels respectively.

Trend Information

In total, we have received interest from more than 185,000 potential customers reserving their place in line for a Casita Box. Of that number, we currently have deposits from over 8,500 potential customers ranging from $100, $200, $1,200 or $5,000. We are currently only accepting deposits of $200. While there is no assurance that any of these reservations will result in binding orders or revenue, we believe that the volume of reservations demonstrates significant interest in our product, which necessitates our efforts to focus on scaling up production capacity.

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

Results of Operations

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

Revenues

Gross Revenues were $83K and $69K for the three months ended June 30, 2024 and 2023, respectively. Revenue in Q2, 2024 was generated by sales of our Casitas, and installer training. We are continuing to work to execute on the new sales strategy, which includes closing deals from our waitlist. On July 17, 2024, the Company announced its new distribution program involving BOXABL dealerships through which customers can purchase Casitas, arrange financing and installation.

Cost of Goods Sold

Cost of Goods Sold were $2,921K and $2,436K for the three months ended June 30, 2024 and 2023, respectively. Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, shipping, the related labor, stock compensation expense and overhead charges associated with that production. During the three months ended June 30, 2024 and 2023, Manufacturing Overhead was $2,549K and $2,419K, respectively. This consists primarily of the allocation of indirect labor, rent and lease expense, and depreciation expense. Other allocations to Manufacturing Overhead included indirect supplies, scrapped material, and maintenance costs. These overhead costs are relatively fixed and will not increase proportionally with the increase in production or sales.

The cost of goods sold for the three months ended June 30, 2024 and 2023, consist of the following:

	June 30,
(In Thousands)	2024	2023
Direct Material/Shipping	$29	$17
Direct labor	343	-
Manufacturing Overhead	2,549	2,419
Cost of Goods Sold	$2,921	$2,436

During the three months ended June 30, 2024, the Company continued developing and implementing strategic cost-saving initiatives to reduce the cost of goods sold. In particular, standardizing terms and conditions with suppliers, improving manufacturing efficiencies and reducing quality issues, implementing risk management procedures and maintaining employee engagement. In addition, the Company continued upgrading the manufacturing concept to scale production. We expect this will allow the Company to ramp up production and reduce the cost per unit further.

Operating Expenses

During the three-month period ending June 30, 2024 and 2023, operating expenses were as follows:

	June 30,
(In Thousands)	2024	2023
General and Administrative	$3,842	$4,037
Sales and Marketing	2,201	1,744
Research and Development	1,332	1,778
Impairment Loss	12,120	108
Total Operating Expense	$19,495	$7,667

General and administrative expenses consist of compensation and benefits for positions on the factory floor and company administration, rents, shop supplies, and utilities. As we expand production capacity and ramp up operations, we expect these expenses to continue to increase. Sales and marketing expenses generally consist of advertising and promotions. We have undertaken advertising campaigns specific to the product, as well as advertising directly to investors. Research and development is essential to test and develop the BOXABL product further and reflects a push to increase capacity, sales, and further test raw material used in production and researching industry standards and regulations. In addition, the Company recognized impairment losses in connection with a key supplier of automation equipment failing to fulfill their obligation. For details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Compensation Expense

The Company’s Equity Incentive Plan provides for the issuance of Stock Options and Restricted Stock Units (“RSUs”) among other types of equity incentives, including ISOs and NQSOs. The RSUs granted by the Board vest depending upon future events and are expensed periodically, over the vesting term. As of June 30, 2024 and December 31, 2023, the Company had 53,000K and 60,500K RSUs outstanding. As of June 30, 2024 and December 31, 2023, 286K and 286K RSU shares, respectively, were fully vested. As of June 30, 2024 and December 31, 2023, the Company had 52,076K and 55,236K ISO/NQSO shares, respectively, outstanding.

During the three months ended June 30, 2024, and 2023, the Company recognized $1,881K and $2,320K in stock-based compensation, respectively. The decrease is attributed to employee forfeitures upon termination.

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

Revenues

Gross Revenues were $708K and $97K for the six months ended June 30, 2024 and 2023, respectively. Revenue in 2024 was generated by sales of our Casitas, supporting labor and materials, including the sale of seven Casitas to four customers. As discussed above, we are continuing to work to execute on the new sales strategy, which includes closing deals from our waitlist. On July 17, 2024, the Company announced its new distribution program involving BOXABL dealerships through which customers can purchase Casitas, arrange financing and installation.

Cost of Goods Sold

Cost of Goods Sold were $7,332K and $4,049K for the six months ended June 30, 2024 and 2023, respectively. Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, shipping, the related labor, stock compensation expense and overhead charges associated with that production. During the six months ended June 30, 2024 and 2023, Manufacturing Overhead was $6,669K and $4,022K, respectively. This consisted primarily of the allocation of indirect labor, rent and lease expense, and depreciation expense. Other allocations to Manufacturing Overhead included indirect supplies, scrapped material, and maintenance costs. These overhead costs are relatively fixed and will not increase proportionally with the increase in production or sales.

The cost of goods sold for the six months ended June 30, 2024 and 2023, consist of the following:

	June 30,
(In Thousands)	2024	2023
Direct Material/Shipping	$252	$27
Direct labor	411	-
Manufacturing Overhead	6,669	4,022
Cost of Goods Sold	$7,332	$4,049

During the six months ended June 30, 2024, the Company continued developing and implementing strategic cost-saving initiatives to reduce the cost of goods sold. In particular, standardizing terms and conditions with suppliers, improving manufacturing efficiencies and reducing quality issues, implementing risk management procedures and maintaining employee engagement. In addition, the Company continued upgrading the manufacturing concept. We expect this will allow the Company to ramp up production and reduce the cost per unit further.

Operating Expenses

During the six-month period ending June 30, 2024 and 2023, operating expenses were as follows:

	June 30,
(In Thousands)	2024	2023
General and Administrative	$7,571	$7,047
Sales and Marketing	5,060	3,112
Research and Development	3,579	2,965
Impairment Loss	12,120	108
Total Operating Expense	$28,330	$13,232

General and administrative expenses consist of compensation and benefits for positions on the factory floor and company administration, rents, shop supplies, and utilities. As we expand production capacity and ramp up operations, we expect these expenses to continue to increase. Advertising and marketing expenses generally consist of advertising and promotions. We have undertaken advertising campaigns specific to the product, as well as advertising directly to investors. Research and development is essential to test and develop the BOXABL product further and reflects a push to increase capacity, sales, and further test raw material used in production and researching industry standards and regulations. The impairment loss pertains to the loss we recognized on equipment and fixed assets as a result of a key supplier of automation equipment failing to fulfill their obligations. For details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Compensation Expense

The Company’s Equity Incentive Plan provides for the issuance of Stock Options and Restricted Stock Units (“RSUs”) among other types of equity incentives, including ISOs and NQSOs. The RSUs granted by the Board vest depending upon future events and are expensed periodically, over the vesting term. As of June 30, 2024 and December 31, 2023, the Company had 53,000K and 60,500K RSUs outstanding. As of June 30, 2024 and December 31, 2023, 286K and 286K RSU shares, respectively, were fully vested. As of June 30, 2024 and December 31, 2023, the Company had 52,076K and 55,236K ISO/NQSO shares, respectively, outstanding.

During the six months ended June 30, 2024, and 2023, the Company recognized $4,925K and $2,870K in stock-based compensation, respectively. The increase is attributable to RSUs issued under the Company’s 2021 stock incentive plan during the second quarter of 2023.

Liquidity and Capital Resources

Sources of Liquidity

To date, our operations have been primarily financed by our exempt offerings of securities made in reliance on Regulation A, Regulation CF and both Rule 506(c) and Rule 506(b) of Regulation D. For details regarding our securities offerings, see below “Sales of Securities.”

Cash and Cash Equivalents

As of June 30, 2024, the Company held $5,647 in cash and cash equivalents and $22,888 in investments in short-term treasury notes, compared to $18,574K in cash and cash equivalents and $27,685K in investments in short-term treasury notes as of December 31, 2023.

Historical Cash Flows

On June 30, 2024, our principal source of liquidity was cash and cash equivalents and short- and long-term investments, which we achieved through our offerings of securities as discussed above. Based on the Company’s current burn rate, we anticipate that the current short-term liquidity will be sufficient to meet our immediate cash needs for approximately 14.6 months.

	Six Months Ended June 30,
(In Thousands)	2024	2023
Net Cash Used in Operating Activities	$(18,987)	$(18,956)
Net Cash Provided by Investing Activities	$5,826	$15,588
Net Cash Provided by Financing Activities	$296	$6,108

Operating Activities

Cash used in operating activities included net loss adjusted for several non-cash items such as depreciation & amortization, stock-based compensation, impairment loss and other non-cash expenses, in addition to the change in working capital.

Investing Activities

Primary investing activities included purchase of Property, equipment, leasehold improvement, Payment of security deposit for our factory and other facility, and acquisition and sales of short-term and long-term investments.

Financial Activities

Primary sources of our financial activities included net proceeds from issuance and sales of securities.

Inventory

Our physical assets increased with inventory of $20,426K as of June 30, 2024, which is primarily finished goods including 359 Casita Boxes units, compared to $18,694K as of December 31, 2023, which is primarily finished goods, including 313 Casita Boxes units. As we continue producing Casita Boxes, the amount of inventory consisting of finished goods has increased compared to the amount of raw materials in inventory.

Property, Plant and Equipment

Property, Plant and Equipment decreased to $9,327K as of June 30, 2024, from $10,766K at December 31, 2023 resulting from capital improvements to our manufacturing facility, less depreciation and impairments.

In addition to installed capital equipment, as of June 30, 2024, we recorded $207K in deposits related to production equipment, compared to $9,822K as of December 31, 2023, which decreased due to impairments.

Sales of Securities

Sales of Capital Stock

During the three months ended June 30, 2024, the Company sold 5,338K shares of Series A-3 Non-Voting Preferred Stock in its Regulation D offering for gross proceeds of $3,145K. Additionally, we are also currently conducting an offering of our Non-Voting Series A-2 Preferred Stock into specific Canadian provinces through Frontfundr.com and DealMaker Securities, which is exclusive to Canadian residents.

On June 24, 2024, the Company’s offering of its Non-Voting Series A-3 Preferred Stock under Regulation A commenced. For details see “Subsequent Events” in the Notes to the Company’s financial statements included in this Quarterly Report.

Material Commitments and Obligations

Expense Commitments

As of June 30, 2024, we reported current lease liabilities of $3,335K compared to $3,182K as of December 31, 2023. Our long-term lease liability decreased to $8,955K as of June 30, 2024, from $10,661K as of December 31, 2023.

Customer Deposits

Our main non-lease liability is the Company’s obligation to customers who have placed deposits on the purchase of a Casita. As of June 30, 2024, the Company held Customer deposits in the amount of $3,750K, a decrease from $3,987K as of December 31, 2023. This decrease is due to refunds.

Deferred Revenue

As of June 30, 2024 and December 31, 2023, our balance sheet carried $2,588K and $2,684K deferred revenue related to purchase orders from Oklahoma (see “Trend Information”) and the Purchase Agreement with Pronghorn Services LLC (included as Exhibit 10.8). The Company received the full payment of the purchase orders ahead of shipping units). Pursuant to ASC 606, Revenue Recognition, the Company records deferred revenue for paid, unfulfilled performance obligations which are represented by the Casitas or installer training sessions that had not yet been delivered as of the date of these consolidated financial statements.

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

Planned Timeline

With the success of our initial fundraising through our offerings under Regulation A, Regulation D, and Regulation CF, we have continued to advance our planned timeline beyond initial testing of Casitas, delivery of orders, and developing Factory 2 and 3. As of August 19, 2024, we see our next 12-month timeline as follows:

Month 1-3	●	Continued delivery of orders to states that do not have modular housing legislation, Park Model RV configuration, to California and to Arizona. Costs are estimated to be $3 million.
	●	Ramp-up production. Costs are estimated to be $4 million.
	●	Obtain plant and Casita certification in Florida, New Mexico, and Texas. Costs are estimated to be $100K per state.

Month 4-6	●	Complete the design and prototyping of our next Generation of Boxes (new sizes) and begin production of these generations. Costs are estimated to be $9 million.

Month 7+	●	Begin and complete ramp up of production to achieve our desired production at scale for our facilities.
	●	Obtain next generation Casita certification in several states including Arizona, California, Texas and Nevada. Costs are estimated to be $100K per state.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Employment Matters

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

The Company is addressing a situation where a former employee violated their confidentiality agreement post-termination. Quantifying the resulting harm is complex and ongoing. Legal action has been initiated in Nevada State Court against the former employee, with efforts underway to fulfill court requirements for service. The Company’s claim is straightforward, and it anticipates a judgment in its favor, likely resulting in a recovery below $250,000.

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

On May 7, 2024, BOXABL received notification that a former employee filed a charge of employment discrimination against BOXABL with the EEOC under Title VII of the Civil Rights Act of 1964 (Title VII). The alleged discrimination involves claims of race-based discrimination, retaliation, and harassment. On the same day, BOXABL engaged external legal counsel to submit a Position Statement, contesting these allegations and providing supporting documentation. The matter is currently under review by the EEOC and has not progressed to a formal court case. Management does not anticipate this matter will have a material impact on the Company’s results of operations or financial condition.

Other Litigation

On July 3, 2024, Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit against Brave Control Solutions, Inc., BOXABL Inc., and Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. The Applicants seek an Order for binding directions on the costs associated with the storage and removal of the Assembly Line Equipment, the sale process, and the distribution of sale proceeds among competing parties. Counsel for BOXABL is arranging for BOXABL’s dismissal from the case. Management does not anticipate the dismissal will have a material impact on the Company’s results of operations or financial condition.

On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. (“Brave”), and its CEO, Brent McPhail. The lawsuit was filed in the United States District Court for the Eastern District of Michigan. The lawsuit related to the Company’s claim of breach of contract by Brave related to the design, manufacture, and programing of specialized equipment to be used by the Company. Management does not believe this litigation will have a material effect on the Company’s operations. Although recovery of these assets is uncertain, the Company intends to seek full redress available to it.

On June 13, 2023, the Company filed a lawsuit against a person, not affiliated with the Company, alleging claims based on business disparagement and defamation of the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50,000 in damages. Management plans to pursue all legal remedies and compensation that it is entitled to under the law.

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

Item 2. Unregistered Sales of Equity Securities

Since June 30, 2021, the Company has engaged in the following offerings of securities:

☐	From November 17, 2020, through April 1, 2022, the Company sold Convertible Promissory Notes to accredited investors under Rule 506(c) of Regulation D for a total of $44,852K. On April 1, 2022, the Convertible Promissory Notes converted into 779,484K shares of Non-Voting Series A-1 Preferred Stock*.

☐	From May 3, 2021, through November 13, 2021, the Company sold 68,097K shares of Non-Voting Series A-1 Preferred Stock and the underlying shares of Common Stock into which they convert under Regulation Crowdfunding for a total of $4,835K. Commission File No. 020-28025.

☐	On March 31, 2022, the Company commenced a Regulation A offering in which it sold Non-Voting Series A Preferred Stock*, Non-Voting Series A-1 Preferred Stock, Non-Voting Series A-2 Preferred Stock* and the underlying shares of Common Stock into which they convert. The Regulation A offering also included selling securityholders selling Common Stock. The offering terminated on January 12, 2023, by which time the Company had sold 5,914K shares of Non-Voting Series A Preferred Stock for a total of $83K; 742K shares of Non-Voting Series A-1 Preferred Stock for a total of $59K; 81,064K shares of Non-Voting Series A-2 Preferred Stock for a total of $64,850K; and the selling securityholders sold 12,488K shares of Common Stock for a total of $9,991K. Commission File No. 024-11419.

☐	From August 25, 2022 through February 20, 2023, the Company sold 5,914K shares of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert for a total of $4,731K in reliance on Regulation Crowdfunding. Commission File No. 020-30797

☐	Beginning November 23, 2021, the Company commenced an exempt offering of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D. The Company closed the offering August 31, 2023, having sold 45,011K shares for gross proceeds of $33,837K.

☐	On June 15, 2023, the Company engaged in a statutory merger with an affiliated corporation, 500 Group, in which the Company exchanged 37,500K shares of Non-Voting Series A-2 Preferred Stock in exchange for 500 Group’s 100 outstanding shares of Common Stock in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

☐	Between September 18 and October 9, 2023, the Company conducted an offering of its Series A-2 Preferred Stock in reliance on Regulation Crowdfunding. The Company sold 4,079K shares of Series A-2 Preferred Stock for gross proceeds of approximately $3,263K. Commission File No. 020-32926.

☐	Beginning February 17, 2023, the Company commenced a Canadian exclusive offering, through FrontFundr and DealMaker Securities, of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. This offering is subject to applicable exemptions under Canadian securities laws and is strictly limited to investors from specific Canadian provinces, which is verified by FrontFundr. As of June 30, 2024, the Company has sold 388K shares for gross proceeds of $310K.

☐	Between September 1, 2023, and June 27, 2024, the Company conducted an exempt offering of Non-Voting Series A-3 Preferred Stock* and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D, selling 13,682K shares for gross proceeds of $7,329K.

☐	Beginning May 14, 2024, the Company commenced an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert pursuant to Rule 506(c) of Regulation D. As of June 30, 2024, the Company had not issued any shares.

☐	The Company’s offering of Non-Voting Series A-3 Preferred Stock in reliance on Regulation A was qualified on June 24, 2024. As of August 19, 2024, the Company has sold 8,400K shares for gross proceeds of $6,510K.

* Under the Company’s Articles of Incorporation, when the date and time of conversion is set by the Board of Directors, all classes of Preferred Stock convert into Common Stock (i) upon the Company undertaking a firm underwriting registered offering (an “IPO”) or (ii) upon the Company offering its Common Stock in an exempt offering under Regulation A.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the quarter ended June 30, 2024, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Fifth Amended and Restated Articles of Incorporation	10-12G	000-56579	3.1	December 8, 2023

3.2	Bylaws	1-A POS	024-11419	2.2	September 19, 2022

4.1	Form of Fourth Amended and Restated Stockholders Agreement	10-12G	000-56579	4.1	December 8, 2023

9.1	Voting Trust Agreement*					X

10.1	Facilities Lease Agreement	1-A POS	024-11419	6.2	September 19, 2022

10.2	Initial Purchase Orders and Related Agreements	1-A POS	024-11419	6.4	September 19, 2022

10.3	Form of Room Module Order Agreement	1-A POS	024-11419	6.5	September 19, 2022

10.4	Amendment No. 1 to 2021 Stock Incentive Plan	1-A	024-12402	6.5	February 23, 2024

10.5	Employment Agreement of Paolo Tiramani+	10-12G	000-56579	10.6	August 10, 2023

10.6	Employment Agreement of Galiano Tiramani+	10-12G	000-56579	10.7	August 10, 2023

10.7	Merger Agreement	10-12G	000-56579	10.8	August 10, 2023

10.8	Purchase Agreement with Pronghorn Services LLC	10-12G	000-56579	10.9	August 10, 2023

10.9	Amendment No. 1 to Facilities Lease Agreement	10-12G	000-56579	10.10	August 10, 2023

10.10	Amendment No. 2 to Facilities Lease Agreement	10-12G	000-56579	10.11	August 10, 2023

10.11	Amendment No. 3 to Facilities Lease Agreement	10-12G	000-56579	10.12	August 10, 2023

10.12	Lease Agreement for Second Manufacturing Facility	10-12G	000-56579	10.13	August 10, 2023

10.13	Supercar System, Inc. Services Agreement	10-12G	000-56579	10.15	August 10, 2023

10.14	Supercar System, Inc. Lease Agreement	10-12G	000-56579	10.16	August 10, 2023

10.15	Form of Award for Employees	10-12G	000-56579	10.17	August 10, 2023

10.16	Form of Award for Directors	10-12G	000-56579	10.18	August 10, 2023

10.17	Martin Noe Costas Offer Letter+	8-K	000-56579	10.1	October 13, 2023

10.18	Restricted Stock Unit Agreement between the Company and Martin Noe Costas	8-K	000-56579	10.2	October 13, 2023

10.19	Cooperation Agreement with Elevate.Money, Inc.*	10-12G	000-56579	10.21	December 8, 2023

31.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #					X

32.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #					X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
* +	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Management contract or compensatory plan or arrangement.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXABL INC.
(Registrant)

Date: August 19, 2024
	By:	/s/ Paolo Tiramani
Paolo Tiramani
Chief Executive Officer and Director

	By:	/s/ Martin Costas
Martin Costas
Chief Financial Officer

