Form 10-Q
period 2024-09-30
BOXABL Inc.
filed 2024-11-12
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, the registrant had 3,000,000,000 shares of common stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BOXABL INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(In Thousands)	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$6,650	$18,574
Short-term investments	21,789	27,685
Cash, cash equivalents and short-term investments	$28,439	$46,259
Accounts receivable	36	26
Escrow receivable	1,372	232
Inventories, net	22,955	18,694
Other current assets	1,132	444
Total current assets	53,934	65,655

Non-current assets:
Long-term investments	72	2,777
Restricted cash	3,852	3,758
Property and equipment, net	9,512	10,766
Intangible assets, net	592	369
Right of use assets, net	10,845	13,238
Deposits on equipment	51	9,822
Security deposits	1,400	1,140
Total non-current assets	26,324	41,870
Total assets	$80,258	$107,525

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	1,498	2,349
Customer deposits	3,660	3,987
Deferred revenue	2,862	2,684
Lease liability- current	3,413	3,182
Subscription liability	1,067	451
Accrued expenses and other current liabilities	2,529	1,863
Total current liabilities	15,029	14,516

Long-term liabilities:
Lease liability - non-current	8,068	10,661
Total liabilities	$23,097	$25,177

Commitments and contingencies -- See Note 10	-	-

Stockholders' equity:
Series A Preferred Stock $0.00001 par, 0.25 billion shares authorized, 194,423 thousand shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2,671	2,671
Series A-1 Preferred Stock $0.00001 par, 1.10 billion shares authorized, 850,605 thousand shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	630,265	630,265
Series A-2 Preferred Stock $0.00001 par, 2.05 billion shares authorized, 174,160 thousand and 173,956 thousand shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	100,879	100,773
Series A-3 Preferred Stock $0.00001 par, 8.75 billion shares authorized, 24,560 thousand and 8,343 thousand shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	14,973	4,020
Unclassified Preferred Stock $$0.00001 par, 2.25 billion shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common Stock $0.00001 par, 17.8 billion shares authorized, 3.00 billion shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	30	30
Additional paid-in capital	18,749	12,074
Accumulated deficit	(710,406)	(667,485)
Total stockholders' equity	57,161	82,348
Total liabilities and stockholders' equity	$80,258	$107,525

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED Statements of operations

	For The Nine Months Ended		For The Three Months Ended
(In Thousands, except per share amounts)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$1,562	$197	$854	$99
Cost of goods sold	10,651	7,525	3,319	3,476
Gross loss	9,089	7,328	2,465	3,377

Operating expenses:
General and administrative	10,017	10,181	2,445	3,134
Sales and marketing	7,162	4,779	2,101	1,667
Research and development	5,966	5,104	2,387	2,139
Impairment loss	12,237	108	117	-
Total operating expenses	35,382	20,172	7,050	6,940

Loss from operations	44,471	27,500	9,515	10,317

Other income:
Interest income	(1,251)	(1,916)	(382)	(1,222)
Unrealized net (gain)/loss on investments	(205)	(479)	(98)	472
Other income	(94)	(50)	-	(28)
Total other income:	(1,550)	(2,445)	(480)	(778)

Net loss attributed to common stockholders	$42,921	$25,055	$9,035	$9,539

Weighted average common shares outstanding - basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000
Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED statements of stockholders’ equity

	Series A-3 Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Three Months Ended September 30
Balance as of June 30, 2023	-	$-	166,250	$95,291	850,605	$630,265	194,423	$2,671	3,000,000	$30	$5,959	$(643,476)	$90,740
Issuance of preferred stock	-	-	2,113	1,578	-	-	-	-	-	-	-	-	1,578
Offering costs	-	-	-	(76)	-	-	-	-	-	-	-	-	(77)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	2,953	-	2,953
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,539)	(9,539)
Balance as of September 30, 2023	-	$-	168,363	$96,793	850,605	$630,265	194,423	$2,671	3,000,000	$30	$8,912	$(653,015)	$85,656
													-
Balance as of June 30, 2024	13,682	$7,089	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$16,999	$(701,369)	$56,458
Issuance of preferred stock	10,878	8,334	204	163	-	-	-	-	-	-	-	-	8,497
Offering costs	-	(450)	-	(57)	-	-	-	-	-	-	-	-	(507)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	1,750	-	1,750
Net loss	-	-	-	-	-	-	-	-	-	-	-	(9,037)	(9,037)
Balance as of September 30, 2024	24,560	$14,973	174,160	$100,879	850,605	$630,265	194,423	$2,671	3,000,000	$30	$18,749	$(710,406)	$57,161

Nine Months Ended September 30
Balance as of January 1, 2023	-	$-	120,869	$89,469	850,605	$630,265	194,423	$2,671	3,000,000	$30	$3,089	$(627,960)	$97,564
Issuance of preferred stock	-	-	9,994	7,584	-	-	-	-	-	-	-	-	7,584
Common control transaction	-	-	37,500	30,000	-	-	-	-	-	-	-	-	30,000
Deemed dividend	-	-	-	(29,725)	-	-	-	-	-	-	-	-	(29,725)
Offering costs	-	-	-	(535)	-	-	-	-	-	-	-	-	(535)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	5,823	-	5,823
Net loss	-	-	-		-	-	-	-	-	-	-	(25,055)	(25,055)
Balance as of September 30, 2023	-	$-	168,363	$96,793	850,605	$630,265	194,423	$2,671	3,000,000	$30	$8,912	$(653,015)	$85,656

Balance as of January 1, 2024	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$12,074	$(667,485)	$82,348
Issuance of preferred stock	16,217	11,479	204	163	-	-	-	-	-	-	-	-	11,642
Offering costs	-	(526)	-	(57)	-	-	-	-	-	-	-	-	(583)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	6,675	-	6,675
Net loss	-	-	-	-	-	-	-	-	-	-	-	(42,921)	(42,921)
Balance as of September 30, 2024	24,560	$14,973	174,160	$100,879	850,605	$630,265	194,423	$2,671	3,000,000	$30	$18,749	$(710,406)	$57,161

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED statements of cash flows

	For The Nine Months Ended
(In Thousands)	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net loss	$(42,921)	$(25,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,457	1,257
Stock-based compensation expense	6,675	5,823
Unrealized gain on investments	(205)	(479)
Impairment loss	12,237	108

Changes in operating assets and liabilities:
Accounts receivable	(10)	(59)
Escrow receivable	(31)	-
Inventories	(3,727)	(9,552)
Other current assets	(1,165)	(375)
Accounts payable	(1,489)	1,696
Deferred revenue	178	1,067
Customer deposits	(327)	(112)
Accrued expenses and other current liabilities	665	(285)
Right of use assets and liabilities	31	(112)

Net cash used in operating activities	(28,632)	(26,078)

Cash flows provided by investing activities:
Purchase of property and equipment	(1,378)	(4,767)
Deposits on equipment	(761)	(2,990)
Security deposits	(259)	-
Purchase of intangible assets	(172)	-
Gross proceeds from sale and maturities of investments	22,542	44,996
Gross purchase of investments	(13,736)	-

Net cash provided by investing activities	6,236	37,239

Cash flows provided by financing activities:
Proceeds from sale of preferred stock, net of offering costs	9,949	7,052
Accrual of subscription liability	617	246

Net cash provided by financing activities	10,566	7,298

Change in cash, cash equivalents, and restricted cash	(11,830)	18,459
Cash, cash equivalents, and restricted cash beginning of year	22,332	9,025
Cash, cash equivalents, and restricted cash end of the period	$10,502	$27,484

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Acquisition of intellectual property	$-	$272
Acquisition of right of use asset	$-	$11,019
Investments held in escrow	$1,109	$-
Deemed dividend	$-	$(29,725)
Purchase of asset from prepayments	$(2,342)	$(2,575)
Purchase of assets in accounts payable	$534	$447

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts recorded on the Company’s unaudited interim consolidated balance sheets

	September 30,
(In Thousands)	2024	2023
Cash and cash equivalents	$6,650	$27,484
Restricted cash	3,852	-
Cash, cash equivalents, and restricted cash end of the period	$10,502	$27,484

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

notes to UNAUDITED INTERIM CONDENSED CONSOLIDATED financial statements

(Unaudited, all figures in thousands, except per share amounts and unit quantities)

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES

Description of Business

BOXABL Inc., is a Nevada Corporation originally organized as a Nevada limited liability company, on December 2, 2017. The corporation converted from a Nevada limited liability company to a Nevada corporation on June 16, 2020. These unaudited interim condensed consolidated financial statements of BOXABL Inc., (which may be referred to as the “Company”, “BOXABL”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s headquarters are in Las Vegas, Nevada.

BOXABL Inc. has developed a new type of building system using advanced manufacturing processes and by applying existing technology from the automotive industry. Its products, referred to as “Casitas” or “Boxes,” result in sustainable high-quality buildings at lower cost, benefiting from mass production practices, resolving the problems of housing shortages by offering a quick solution, and reducing the carbon footprint. The Company has also developed patented folding and shipping technology, enabling the Company to transport its building solution on existing roadways to serve large geographic areas.

The Company’s product can be configured for sale in various ways, including Park Model RV and/or Modular. The Company is approved to sell its product as a Park Model RV under ANSI A119.5 in the majority of US states.

Currently, the Company is approved to sell its product as a modular home into the following states:

-	Arizona
-	New Mexico
-	California (certain climate zones)

BOXABL also has the ability to sell its product in the following jurisdictions that do not currently have a state-regulated modular program:

-	Oklahoma
-	Utah
-	Wyoming
-	Kansas
-	West Virginia
-	Hawaii
-	Vermont
-	Alaska
-	Oregon
-	Tribal Lands

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. The unaudited interim condensed consolidated financial statements include the accounts of 500 Group from June 15, 2023. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024.

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

Restricted Cash and Deposits

On June 1, 2023, the Company was required to obtain a letter of credit to make a Security Deposit related to the expansion of premises of $3,714 thousand. The letter of credit is collateralized by cash in the Company’s bank account, which is restricted from use until the Letter of Credit is settled. The interest earned on this cash account is also restricted for use until the Letter of Credit is settled. The interest rate on the Letter of Credit was 3.15% as of September 30, 2024. On January 31, 2024, the Company also paid an additional security deposit of $259 thousand for additional tenant improvements to its existing facility.

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the respective accounts, and any gain or loss is included within gain/loss on disposal of assets within the unaudited interim condensed consolidated statements of operations. Major improvements with economic lives greater than one year are capitalized. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful life. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computers and other peripheral equipment	3 years
Furniture and fixtures	7 years
Machinery and equipment	5-15 years
Tenant improvements	2-5 years
Vehicles	5 years
Casita fixed assets	25 years

Intangible Assets

The Company has intangible assets that are amortized over the respective estimated lives on a straight-line basis unless the lives are determined to be indefinite and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s intangible assets include intellectual property associated with Patents and Trademarks that are amortized over their estimated useful life of 14 years, or the stated expiration date, whichever is more determinable. The Company also has implementation costs for cloud computing and hosting arrangements for software-as-a-service arrangements that are recorded as an intangible asset on the balance sheet, and subsequently amortized over their economic or legal life, whichever is shorter. The Company applies the following useful lives to its intangible assets:

Intellectual property	14+ years
Software	> 1 year
Domain	5 years

The Company has also incurred costs to develop software that are being developed for sale and/or external-use. These software development costs are recognized in Research & Development on the Company’s Statement of Operations, as these costs do not qualify for capitalization until the software has reached the point of technological feasibility, which is determined after the planning, designing, coding, and testing phases have been completed.

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

Revenues are recognized when performance obligations are satisfied through the transfer of Casitas, services or parts to the Company’s customers. Generally, control transfers upon shipment of the Casita to the customer and considers the transfer of legal title and risk and rewards of ownership to the Customer. Occasionally, performance obligations for the Company may also include the delivery, installation and other services. The Company records a liability for customer deposits received prior to delivery of the Casita or fulfilment of the service. The liability is relieved, with revenue being recognized once the performance obligations to the customer are satisfied. As of September 31, 2024, and December 31, 2023, the Company recorded $2,862 thousand and $2,684 thousand in deferred revenue.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, the related labor, and indirect overhead costs associated with that production.

On a periodic basis, the Company performs a physical count of its inventory and records an inventory valuation allowance for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged or obsolete inventory is valued based on management’s best estimate and any difference charged to expense.

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

Concentration of Credit Risk

Cash and Cash Equivalents:

The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Due to the maturity of cash equivalents, the carrying amounts of these instruments approximate their fair values. Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained at high quality financial institutions. As of September 30, 2024 and December 31, 2023, the Company’s deposits exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances. Based upon assessment of the financial condition of these institutions, management considers that the risk of loss of any uninsured balances does not have a significant impact on the Company’s operations.

Customers:

During the three and nine months ended September 30, 2024, revenues from two customers were approximately 79% and revenues from two customers were 57% of the Company’s revenues, respectively. As of September 30, 2024 receivables from one customer were 100% of the Company’s receivables.

During the three and nine months ended September 30, 2023, revenues from one customer were approximately 100% and revenues from three customers were 100% of the Company’s revenues, respectively. As of December 31, 2023, receivables from two customers represented 92% of the Company’s accounts receivable.

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

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of September 30, 2024 and December 31, 2023:

	Balance as of
	September 30,	December 31,
(In Thousands)	2024	2023
Stock options	50,200	55,236
Restricted stock units	50,786	60,500
Warrants	18,573	10,460
Preferred stock	1,243,747	1,227,326
Potentially dilutive shares	1,363,306	1,353,522

Warranty Provision

The Company generally offers its customers a manufacturers’ warranty on Casita products sold for a period of one year. Management records an expense to cost of goods sold for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties. As of September 30, 2024 and December 31, 2023, the Company’s reserve for warranty totaled $570 thousand and $570 thousand, and is reflected in “accrued expensed and other current liabilities” in the accompanying unaudited interim condensed consolidated balance sheets.

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

NOTE 2 –PROFITABILITY AND LIQUIDITY

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to a decline in sales associated with delays in obtaining US statewide modular approvals, the Company reported a net loss of $42,921 thousand, an operating cash outflow of $28,632 thousand for the nine months ended September 30, 2024. At September 30, 2024 the Company had an accumulated deficit of $710,406 thousand. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating sales of Casitas to generate revenue, and (c) raising funds through equity financing. The Company anticipates current capital on hand and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. The Company is currently selling shares of its preferred stock through Regulation A and Regulation D offerings in the United States, securities offerings in Canada, and anticipates raising funds through other offerings of preferred stock. Management believes that the actions presently being taken by the Company will provide sufficient liquidity for the Company to continue to execute its business plan over the next year. However, there can be no assurances that management’s plans will be achieved.

NOTE 3 – INVESTMENTS

As of September 30, 2024 and December 31, 2023, investments in securities consists of U.S. Treasury Notes carried at amortized cost, consisted of the following:

	Balance as of
	September 30,	December 31,
(In Thousands)	2024	2023
Investments in short-term U.S. Treasury Notes	$21,789	$27,685
Investments in long-term U.S. Treasury Notes	72	2,777
Total investments in U.S. Treasury Notes	$21,861	$30,462

The long-term investments include maturities extending beyond 12 months from the balance sheet date.

The cost basis of investments held is determined by the Company using the specific identification method.

Interest Income on the unaudited interim condensed consolidated statement of operations includes the accrued interest and realized interest earned on Treasuries. Unrealized gains and losses on treasuries are reported within “unrealized net gains/losses” on the unaudited interim condensed consolidated statement of operations.

NOTE 4 – INVENTORIES, NET

As of September 30, 2024 and December 31, 2023, inventory consists of the following:

	Balance as of
	September 30,	December 31,
(In Thousands)	2024	2023
Raw material	$3,235	$3,346
Inventory in-transit	282	273
Work-in progress	-	255
Finished goods	19,438	14,820
Total inventory	$22,955	$18,694

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value.

During the three and nine months ended September 30, 2024, the Company recorded $105 thousand and $303 thousand, respectively (September 30, 2023 - $Nil and $Nil, respectively), in inventory deposit write offs for prepayments on obsolete material, which is reported within “impairment loss” on the unaudited interim condensed consolidated statement of operations”.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following amounts as of September 30, 2024 and December 31, 2023:

	Balance as of
	September 30,	December 31,
(In Thousands)	2024	2023
Computers and other peripheral equipment	$399	$266
Furniture and fixtures	190	182
Machinery and equipment	8,040	8,754
Tenant improvements	2,793	2,397
Vehicles	730	726
Casita fixed assets	832	825
Construction in-progress	-	690
	12,984	13,840
Less: Accumulated depreciation	(3,472)	(3,074)
Property, plant and equipment - net	$9,512	$10,766

Depreciation

During the three and nine months ended September 30, 2024, the Company recognized $452 thousand and $1,404 thousand, respectively (September 30, 2023 - $328 thousand and $1,257 thousand), respectively, in depreciation expense.

Deposits on Equipment

As of September 30, 2024 and December 31, 2023, the Company recorded $51 thousand and $9,822 thousand, respectively, for deposits on equipment which is recorded within “deposits on equipment” on the unaudited interim condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the remaining amount of purchase commitments was approximately $Nil and $3,273 thousand, respectively.

A substantial amount of these deposits as of December 31, 2023 were paid to a vendor who did not fulfill their contractual obligations to us. As of September 30, 2024, certain deposits, totaling $8,164 thousand were impaired as their recoverability was determined to be uncertain. See Impairment Loss below for more information.

Impairment Loss

During the three and nine months ended September 30, 2024, the Company recorded $117 thousand and $12,237 thousand, respectively (September 30, 2023 - $Nil and $108 thousand), respectively, in impairment loss. The amount recorded as impairment loss during the nine months ended September 30, 2024 are related to assets that were procured to automate production of a new Casita model. On April 30, 2024, the Company filed a claim against a supplier based on breach of contract and misrepresentation. This claim was prompted by a key supplier of equipment failing to fulfill their obligation. Despite anticipating a judgment in its favor, during June 2024, the Company made the determination that (a) it no longer plans to continue with production of the model and (b) recoverability of these assets and related deposits is uncertain. Considering that this equipment was customized for the production of this new Casita model and is unable to be used for an alternative purpose, the Company recognized an impairment loss. For additional information regarding the legal proceedings surrounding this impairment, see Note 10 – Commitments and Contingencies: Legal Proceedings.

NOTE 6 – INTANGIBLE ASSETS, NET

The Company held the following intangible assets as of September 30, 2024, and December 31, 2023:

	As of,
Asset (In Thousands)	September 30, 2024	December 31, 2023
Intellectual property	$414	$398
Software	261	-
Domain	50	50
	725	448
Less: Accumulated amortization	(133)	(79)
Total	$592	$369

Acquisition of Intangible Assets from Merger Agreement with 500 Group, Inc.

On June 15, 2023, the Company engaged in an all-stock statutory merger with 500 Group, Inc., a Nevada corporation (“500 Group”) and its subsidiary Build IP. The Company exchanged 37,500 thousand shares of its Non-Voting Series A-2 Preferred Stock for 500 Group’s 100 outstanding shares of 500 Group’s common stock in a transaction valued at $30 million, or $0.80 per share. Due to the common control of the Company, 500 Group and Build IP by the Company’s Chief Executive Officer, this transaction was accounted for under the common control accounting standards. In addition, 500 Group and Build IP didn’t have substantial assets, liabilities or operations. Thus, the Company treated the transaction as an asset acquisition, recording $272 thousand as intangible assets, which represented the patents at its historical carrying value, and the remaining consideration of $29,725 thousand as a deemed dividend. The deemed dividend was offset against the Series A-2 Preferred Stock account as the Company currently has an accumulated deficit. As a result of this merger, 500 Group and Build IP are wholly-owned by BOXABL, and their assets, including the intellectual property held by Build IP, are now owned and consolidated by BOXABL. Accordingly, the license agreement between BOXABL and Build IP is now void. This asset acquisition enabled BOXABL to control the intellectual property previously contracted for under the license agreement that required payment of a 1% royalty fee based on gross revenues.

NOTE 7 –LEASES

On December 29, 2020, the Company signed a 65-month lease for their 173,000 sq. ft. factory facility, commencing on May 1, 2021. As of December 31, 2020, a $525 thousand security deposit, first month’s rent, $87 thousand, and first-month’s Tenant’s Percentage of Operating Expense Fees (“CAM”) $19 thousand, had been paid to the landlord. The monthly CAM varies from month to month. After September 30, 2023, the Company amended the lease agreement to obtain additional space in a neighboring warehouse for four years, with the first month’s base rent of $116 thousand, increasing by 4% annually. During the nine months ended September 30, 2024, the Company performed improvements to the leased facility. In connection with these improvements, the Company made an additional security deposit of $259 thousand to the landlord.

On June 10, 2022, the Company signed a 73-month lease for a 132,960 sq. ft warehouse, commencing the earlier of (a) 30 days after substantial completion of tenant work by the landlord or (b) tenant commencing operation in the building. The lease commencement date was determined to be February 1, 2023. The initial base rent is $104 thousand and will increase 4% every year.

Effective as of January 1, 2023, the Company leased to Supercar System four support squares located in the Company’s main property located at 5435 E. N. Belt Road, Las Vegas, Nevada for $7 thousand per month. The agreement terminates December 31, 2026, and the Company retains the right to unilaterally terminate the agreement upon thirty days’ written notice. Supercar System is controlled by the Company’s CEO, Paolo Tiramani.

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

Maturities of lease liabilities for operating leases as of September 30, 2024, were as follows:

Remaining lease payments (In Thousands)	Fiscal year
2024	$973
2025	3,997
2026	3,839
2027	2,102
2028	1,509
Thereafter	257
Total lease payments	$12,677
Less: Imputed interest	(1,197)
Total lease liability	$11,480

As of September 30, 2024 and December 31, 2023, the weighted average remaining lease term was 3.1 years and 3.8 years, respectively. The weighted average incremental borrowing rate is 5.2%.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Consolidated Statement of Operations
Rental income (1)	$22	$22	$67	$67
Professional fees (2)	-	-	-	63

	Balance as of
	September 30, 2024	December 31, 2023
Consolidated Balance Sheets
Preferred Stock (3)	1,719	1,719

(1)	The Company has a contract with the majority shareholder and CEO to share certain costs related to office space, support staff, and consultancy services.

(2)	The Company incurred professional expenses related to a former member of the Board of Directors who provided consulting services.

(3)	As of September 30, 2024 and December 31, 2023, the Company had 26,726 thousand shares outstanding of Series A Preferred Stock, representing an initial cost of $427 thousand held by certain related parties including the spouse and in-laws to the Director of Marketing. As of September 30, 2024 and December 31, 2023, the Company had 5,884 thousand shares outstanding of Series A-1 Preferred Stock, representing an initial cost of $372 thousand held by certain related parties including the in-laws to the Director of Marketing and a former Director of the Company. As of September 30, 2024 and December 31, 2023, the Company had 12,834 thousand Nonqualified Stock Options representing an initial grant date fair value of $920 thousand held by certain related parties including the spouse to the Director of Marketing and a former Director of the Company. See Note 9 – Stockholders’ Equity.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred and Common Stock

The Company was converted to a C-Corporation in the state of Nevada on June 16, 2020. In conjunction with the conversion, the Company authorized the issuance of 4.25 billion of common stock with a par value of $0.00001 and 750 million shares of preferred stock with a par value of $0.00001. The Company initially designated all shares of preferred stock as “Series A Preferred Stock”, see below for rights and preferences.

On February 24, 2021, the Company filed an amendment to the articles of incorporation which increased the number of authorized preferred shares to 850 million, for which 202,517 thousand and 647,483 thousand shares were classified as Series A Preferred Stock and Series A-1 Preferred Stock, respectively.

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

Effective October 21, 2024, the Company filed an amendment to the articles of incorporation which increased the authorized Common Stock from 6.6 billion shares to 17.8 billion shares of Common Stock, $0.00001 par value per share, and increased the authorized Preferred Stock from 13.4 billion shares to 14.4 billion shares of Preferred Stock, $0.00001 par value per share. The number of authorized Preferred Stock designated as Non-Voting Series A, A-1, A-2, and A-3 did not change, but the undesignated Preferred Stock of 1.25 billion shares was increased to an authorized 2.25 billion shares of undesignated Preferred Stock, $0.00001 par value per share.

Preferred Stock Liquidation Preference

The following table summarizes the liquidation preferences as of September 30, 2024, in order of liquidation:

(In Thousands)	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference Balance
Series A-3 Preferred Stock	8,750,000	24,560	$19,648
Series A-2 Preferred Stock	2,050,000	174,160	139,328
Series A-1 Preferred Stock	1,100,000	850,605	67,198
Series A Preferred Stock	250,000	194,423	3,305
Non-classified Preferred Stock	2,250,000	-	-
Total Series A Preferred Stock	14,400,000	1,243,747	$229,479

Sales of Preferred Stock

On June 25, 2024, the Company commenced an offering of up to 88,095 thousand shares of its Non-Voting Series A-3 Preferred Stock under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”), at a per share price of $0.80, plus 4,404 thousand Bonus Shares (as defined in the Offering Circular on file in the Company’s Form 1-A Offering Statement (Commission File No. 024-12402) (the “Form 1-A Offering Statement”)) for a maximum potential raise of $74 million(the “Regulation A Offering”). Assuming the Regulation A Offering is fully subscribed at the level where the maximum number of Bonus Shares are issued, the Company would sell a total of 92.5 million shares of Non-Voting Series A-3 Preferred Stock for gross proceeds of $74 million consisting of $70,476 thousand in cash proceeds and $3,523 thousand in Bonus Share value for which no cash proceeds would be received by the Company.

During the nine months ended September 30, 2024, the Company issued 16,217 thousand shares of Series A-3 Preferred Stock for gross proceeds of $11,479 thousand.

During the nine months ended September 30, 2024, the Company issued 204 thousand (September 30, 2023 - 9,995 thousand) shares of Series A-2 preferred stock for gross proceeds of $163 thousand and $7,584 thousand, respectively.

Warrants

In connection with the issuance of certain A-3 shares, as of September 30, 2024 and December 31, 2023, the Company has issued 18,573 thousand and 10,460 thousand warrants that are exercisable at a price of $0.80 per share. Warrants are exercisable for three years from the date of purchase (the “Exercise Period”); provided, however, that the Company may call the warrants, in its sole discretion, at any time upon 30 days written notice to the Shareholders. If redeemed, each warrant shall be redeemed for one share of A-3 Preferred Stock. All unexercised warrants will expire and are subject to certain transfer restrictions.

Escrow Receivable

As of September 30, 2024, the Company had proceeds relating to its issuance of Series A-3 Preferred Stock that were held in escrow and released to the Company on October 1, 2024. The funds in escrow, net of holdbacks and offering fees totaled $1,109 thousand and were recorded as escrow receivable as of September 30, 2024. As of September 30, 2024 and December 31, 2023, the Company recorded $1,372 thousand and $232 thousand, respectively, of investment holdbacks in escrow receivable on its unaudited interim condensed consolidated balance sheets.

Offering Costs and Deferred Offering Costs

For the three and nine months ended September 30, 2024, the Company incurred offering costs of $507 thousand and $583 thousand, respectively, (September 30, 2023 - $77 thousand and $534 thousand), respectively. These costs include legal fees, targeted marketing and other deferred costs related directly to the open offerings.

As of September 30, 2024 and December 31, 2023, the Company recorded $56 thousand and $Nil, respectively, as deferred offering costs, included in other current assets on the unaudited interim condensed consolidated balance sheets. These costs are capitalized as costs incurred for future offerings.

Subscription Liability

As of September 30, 2024 and December 31, 2023, the Company had $1,067 thousand and $451 thousand, respectively, in a subscription liability pertaining to proceeds received, but the Preferred shares were not yet issued by the Company.

Stock-based Compensation

On August 12, 2024, the Company amended and restated the Amended 2021 Stock Incentive Plan (“Plan”) to increase the number of shares of Common Stock reserved for issuance under the Plan to 550 million shares (previously 150 million shares were reserved for issuance under the 2021 Stock Incentive Plan), as well as certain other amendments, subject to stockholder approval and notice. The Plan, as amended and restated, became effective on October 18, 2024.

Administration:

The Board of Directors delegated to the Compensation Committee of the Board of Directors the authority to administer the Plan (the “Plan Administrator”), which includes the authority to interpret the Plan, to prescribe, amend, and rescind rules and regulations relating to the Plan, to provide for conditions and assurances deemed necessary or advisable to protect the interest of the Company, and to make all other determinations necessary for the administration of the Plan to the extent not contrary to the express provisions of the Plan.

Eligibility:

Eligible participants in this Plan include employees of, non-employee directors of, and consultants to the Company. To the extent permitted by applicable law, awards may also be granted to prospective employees and non-employee members of the Board, but no portion of any such award shall vest, become exercisable, be issued or become effective prior to the date on which such individual begins providing services to the Company.

The Plan Administrator has the sole discretion to determine which participants will receive an award, including the determination of whether an award to an eligible participant will further the Plan’s purposes of providing incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the Company’s success by offering them an opportunity to participate in the Company’s future performance through the grant of awards, as well as the type of any award to be granted, the number of shares of Common Stock subject to any award, and the terms and conditions of any award.

Awards:

As of September 30, 2024, only Stock Options and Restricted Stock Units (“RSUs”) were outstanding under the Plan.

The Plan permits the following types of awards:

Stock Appreciation Rights:

Stock Appreciation Rights (“SARs”) may be granted to Participants and shall have a per-share base value equal to the Fair Market Value of a share of Common Stock on the Grant Date. SARs may be settled at such times, and subject to restrictions and conditions, which need not be the same for all Participants; provided that no SAR shall settle later than ten (10) years from the Grant Date. Upon settlement, the Participant shall be entitled to receive payment of an amount determined by multiplying (a) the difference, if any, between the Fair Market Value of one share of Common Stock on the date of settlement and the base value of one share of Common Stock on the Grant Date; and (b) the number of shares of Common Stock with respect to which the SAR is settled. Payment for SARs shall be in cash, shares of Common Stock of equivalent value, or in a combination thereof. As of September 30, 2024, the Company has not issued any SARs.

Restricted Stock:

Restricted Stock awards may be subject to transfer and other restrictions including, without limitation, continued employment, performance conditions, or limitations on voting and/or dividend rights. Restricted Stock awards will be forfeited if the restrictions imposed on the Grant Date have not expired at the time of termination of employment or service in the case of a non-employee director or consultant. As of September 30, 2024, the Company has not issued any Restricted Stock.

Stock Grant Awards:

Stock Grant Awards grant the Participant the right to receive (or purchase at such price as previously determined in the award) a designated number of shares of Common Stock free of any vesting restrictions. The purchase price, if any, shall be payable in cash or other form of consideration. Stock Grant Awards may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation due to the Participant. As of September 30, 2024, the Company has not issued any Stock Grant Awards.

Stock Options:

Under the Plan, Stock Options may be granted to Eligible Participants at a per-share exercise no less than 100% of the Fair Market Value of one share of Common Stock as of the Grant Date. The Administrator shall determine when the Stock Option may be exercised, including any performance, vesting or other conditions, provided the term does not exceed ten (10) years from the Grant Date. If the Participant’s employment or service is terminated for cause, their unexercised Stock Options immediately lapse, including any vested Stock Options. Incentive Stock Options (“ISOs”) may only be granted to Participants who are also employees. The exercise price of ISOs shall equal the Fair Market Value of one share of Common Stock as of the Grant Date and shall expire upon the earlier of ten (10) years from the Grant Date (unless a shorter time is set in the Participant’s award agreement), provided that, ISOs granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company must have a per-share exercise price of no less than 110% of the Fair Market Value of one share of Common Stock as of the Grant Date and cannot have a term exceeding five (5) years from the Grant Date. The vested portion of a Stock Option lapses three (3) months following the effective date of the Participant’s termination of employment or twelve (12) months following the effective date of the Participant’s termination of employment due to death or disability, as defined in the Plan (in each case, unless a shorter time is set in the Participant’s award agreement) but in no event later than the expiration of the Stock Option.

A summary of Stock Option activity as of September 30, 2024, and December 31, 2023 is as follows:

	Weighted Average Exercise Price per Share
(In Thousands except for per share price)	Stock Options	Exercise Price per Share	Term (in years)
Outstanding as of December 31, 2022	61,288	0.13	8.40
Granted	1,357	$0.70
Exercised	-	-
Forfeited/cancelled	(7,409)	(0.37)
Outstanding as of December 31, 2023	55,236	$0.13	7.90
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(5,036)	0.34
Outstanding as of September 30, 2024	50,200	0.17	7.65
Exercisable as of September 30, 2024	27,730	$0.05	7.60

The Company accounts for share-based compensation arrangements using a fair value method which requires the recognition of compensation expense for costs related to all share-based payments, including stock options. The fair value method requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The Company uses the Black-Scholes pricing model to estimate the fair value of Stock Options granted that are then expensed on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur in the year of forfeiture and share-based compensation expense adjusted accordingly. Option valuation models, including the Black-Scholes option-pricing model, require the input of highly subjective assumptions, and changes in the assumptions used can materially affect the grant-date fair value of an award. These assumptions include the risk-free rate of interest, expected dividend yield, expected volatility, and the expected life of the award.

The Company uses the Black-Scholes option pricing model to estimate the fair value of the Stock Options on the date of grant under the following assumptions:

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

Restricted Stock Units:

Restricted Stock Units (“RSUs”) grant the Participant the right to receive a certain number of shares of Common Stock, a cash payment equal to the Fair Market Value of that number of shares of Common Stock (determined as of a specified date), or a combination thereof, based on the terms and conditions of the award, as determined by the Plan Administrator. Upon termination of employment (or service as a non-employee director or consultant), unvested RSUs shall be forfeited.

RSUs represent a right to receive a single common share. RSU awards generally vest over a 3-year service period and stock-based compensation is recognized over the service period.

During the three and nine months ended September 30, 2024, the Company did not grant any RSUs.

During the nine months ended September 30, 2023, the Company granted 44,714 thousand RSUs.

A summary of RSU activity as of September 30, 2024, and December 31, 2023 is as follows:

		Weighted-Average Grant Date
(In Thousands except for per share amounts)	RSU’s	Fair Value per Share
Outstanding as of December 31, 2022	17,857	$0.07
Awarded	54,357	0.80
Vested	-
Cancelled	(11,714)	0.80
Outstanding as of December 31, 2023	60,500	$0.57
Awarded	-	-
Vested	-	-
Cancelled	(9,714)	0.80
Outstanding at September 30, 2024	50,786	$0.77

During the three and nine months ended September 30, 2024, and 2023, the Company recognized stock compensation expense related to stock options and RSU’s, as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Cost of Goods Sold	$2,341	$2,970	$671	$1,679
General and Administrative	1,517	1,805	429	571
Sales and Marketing	1,257	582	403	237
Research and Development	1,560	466	247	466
Total Stock-Based Compensation Expense	$6,675	$5,823	$1,750	$2,953

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

Future stock-based compensation expense related to these options and RSUs as of September 30, 2024, to be recognized is approximately $15,280 thousand, which is expected to be expensed over the remaining average vesting period of 1 year. The amount of future stock-based compensation expense could be affected by any future option and RSU grants or by any forfeitures.

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

Legal Proceedings

Claims filed by the Company

(i)	The Company initiated legal action against former employees who violated their agreements post-termination. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250 thousand.

(ii)	The Company uncovered potential misconduct by a former employee related to a stock scheme, the impact of which is challenging to measure. The Company anticipates that judgment will be entered in its favor for a sum less than $1 million, but the investigation and extent of damages is ongoing.

(iii)	The Company engaged in litigation with an Internet Blogger who posted defamatory information regarding the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50 thousand in damages.

(iv)	On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. and individual Brent McPhail in District Court. The Company seeks damages equal to all amounts paid under the contracts, among other relief, to recover from these breaches and misrepresentations. The Company anticipates a judgment in its favor, but recovery of these assets is uncertain.

Claims filed against the Company

(i)	The Company received notifications of employment-related charges filed by former employees with the EEOC and the NLRB. The allegations involve various issues such as discrimination and interference with employee rights. The Company provided responses to both agencies and is awaiting further developments. The Company does not expect a material impact to its financial position.

(ii)	The Company’s former Chief Operating Officer, terminated for cause after seven months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its directors. The amount sought by the former employee is unspecified. The Company anticipates a judgment in its favor.

(iii)	Leader Capital is a shareholder of the Company and has filed suit against the Company. The Company does not expect a material impact to its financial position.

(iv)	Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit against Brave Control Solutions, Inc., BOXABL Inc., and Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. Counsel for BOXABL is arranging for BOXABL’s dismissal from the case. The Company does not expect a material impact to its financial position.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2024 through November 12, 2024, the issuance date of these unaudited condensed consolidated financial statements.

Sales and Regulatory Approvals

Between October 1, 2024 and November 12, 2024, the Company shipped 14 units, recognizing revenues of $780 thousand.

Equity Events

Subsequent to September 30, 2024, the Company issued the following:

-	1,794 thousand shares of Series A-3 Preferred Stock for gross proceeds of $1,395 thousand through Regulation A.
-	597 thousand shares of Series A-3 Preferred Stock for gross proceeds of $447 thousand through Regulation D.

For awards previously issued under the Company’s 2021 Stock Incentive Plan, the Company recognized employee forfeitures of 231 thousand RSUs and 1,407 thousand Stock Options subsequent to September 30, 2024. No additional grants of RSUs or Stock Options were made under the Plan.

As of November 12, 2024, previously issued Stock Options totaling 13,630 thousand shares became fully vested at a weighted average exercise price per share of $0.075. None of these options have been exercised.

Also see Note 9 – Preferred and Common Stock for a description of the amendments to the Company’s articles of incorporation and Note 9 – Stock-based Compensation for a description of our amended and restated Plan, each of which became effective subsequent to September 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the years ended December 31, 2023 included in our most recent annual report on Form 10-K filed on the Securities and Exchange Commission (“SEC”) on April 1, 2024.. The condensed consolidated financial statements of the Company appearing in this Quarterly Report on Form 10-Q are unaudited, and may not include year-end adjustments necessary to make those financial statements comparable to audited results, although, in the opinion of management, all adjustments and disclosures necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year.

In addition to our unaudited condensed consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those discussed in these forward-looking statements. See above Forward-Looking Statements.

Overview

BOXABL Inc. (the “Company”) is a manufacturer of building systems and is in the process of scaling our production of “Casitas” to meet the demand for our products. In addition to our first Nevada manufacturing facility (“Factory 1”), which we took possession of in May 2021, we expanded our production capacity by signing a lease for additional Nevada facilities (“Factory 2”) in June 2022 and (“Factory 3”) in May 2023. While our growth has mainly been funded by our capital raising activities as described below in “Liquidity,” we anticipate our increased manufacturing capacity will allow us to build Boxes more efficiently, and, in doing so generate additional revenue in the future. We continue to improve our workforce including the expansion of our business development and sales teams to focus and better support the B2B, B2C, and B2G channels, respectively.

To date, we have manufactured 659 Casitas and have completed deliveries in eight states. The majority of US states have a statewide modular program which requires approval of a specific product prior to the product being able to be sold and installed within the state. The requirements to obtain these approvals vary across each state, and the approval process has caused delays in the ability to deliver the product across the country which has affected the timing and amount of the Company’s revenues. Currently, the Company is in the process of obtaining these state-by-state approvals related to the Casitas.

The Company has already obtained these state approvals in Arizona, New Mexico, and certain climate zones in California. The approvals were obtained as follows:

-	During December 2023, BOXABL completed the required third-party inspection for the State of Arizona and received a report recommending Factory and Casita certification which was approved by the State.
-	During May 2024, BOXABL received approval to sell units in California in certain climate zones.
-	During July 2024, BOXABL received approval to sell units in New Mexico. New sales within these approved states may continue to face delays due to the time needed for site preparation, arranging payment for the units by the purchaser, and other preparatory steps that are required to arrange delivery and installation of the units.

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

As of September 30, 2024, the Company sold eighteen units to approved states, states that do not have modular housing legislation, or under the Park Model RV classification.

The Company maintains short-term liquidity (which includes cash and cash equivalents and short-term investments in U.S. Treasury Notes) of $28,439 thousand and $46,259 thousand as of September 30, 2024 and December 31, 2023, respectively.

During the nine months ended September 30, 2024, the Company recorded an impairment loss of deposits on equipment and fixed assets totaling $12,237 thousand. These losses are related to assets that were procured for the anticipated ramp up of the generation 2.0 Casita. Prompted by a key supplier of equipment failing to fulfill their obligation, the Company determined that it no longer plans to continue with production of the Generation 2.0 Casita. Considering that this equipment was customized for the production of 2.0 Casitas and is unable to be used for an alternative purpose, the Company recognized an impairment loss.

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

Trend Information

In total, we have received interest from more than 185 thousand potential customers reserving their place in line for a Casita Box. Of that number, we currently have deposits from over 8 thousand potential customers ranging from $100 to $5,000. We are currently only accepting deposits of $200. While there is no assurance that any of these reservations will result in binding orders or revenue, we believe that the volume of reservations demonstrates significant interest in our product, which necessitates our efforts to focus on scaling up production capacity.

Between October 1, 2024 and November 12, 2024, the Company shipped 14 units, recognizing revenues of $780 thousand. As of November 12, 2024, the Company had remaining contracts with customers for the future delivery of 102 units.

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

Results of Operations

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

Revenues

Gross Revenues were $854 thousand and $99 thousand for the three months ended September 30, 2024 and 2023, respectively, which represents an increase of 762%. The increase in revenues is attributable to additional shipments of our Casitas and installer training. We are continuing to work to execute on the new sales strategy, which includes closing deals from our waitlist. On July 17, 2024, the Company announced its new distribution program involving BOXABL dealerships through which customers can purchase Casitas, arrange financing and installation.

Cost of Goods Sold

Cost of Goods Sold were $3,319 thousand and $3,476 thousand for the three months ended September 30, 2024 and 2023, respectively, which represents a decrease of 4.5%. Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, shipping, the related labor, stock compensation expense and overhead charges associated with that production. During the three months ended September 30, 2024 and 2023, manufacturing overhead was $2,574 thousand and $3,431 thousand, respectively. This consists primarily of the allocation of indirect labor, rent and lease expense, and depreciation expense. Other allocations to manufacturing overhead included indirect supplies, scrapped material, and maintenance costs. These overhead costs are relatively fixed and will not increase proportionally with the increase in production or sales.

The cost of goods sold for the three months ended September 30, 2024 and 2023, consist of the following:

	Three Months Ended September 30,
(In Thousands)	2024	2023
Direct Material/Shipping	371	33
Direct Labor	374	12
Manufacturing Overhead	2,574	3,431
Cost of Goods Sold	3,319	3,476

During the three months ended September 30, 2024, the Company continued developing and implementing strategic cost-saving initiatives to reduce the cost of goods sold. In particular, standardizing terms and conditions with suppliers, improving manufacturing efficiencies and reducing quality issues, implementing risk management procedures and maintaining employee engagement. In addition, the Company continued upgrading the manufacturing concept to scale production. We expect this will allow the Company to ramp up production and reduce the cost per unit further.

Operating Expenses

During the three-month period ending September 30, 2024 and 2023, operating expenses were as follows:

	Three Months Ended September 30,
(In Thousands)	2024	2023
General and Administrative	2,445	3,134
Sales and Marketing	2,101	1,667
Research and Development	2,387	2,139
Impairment Loss	117	-
Total Operating Expense	7,050	6,940

For the three months ended September 30, 2024, our total operating expenses were $7,050 thousand as compared to total operating expenses of $6,940 thousand for the three months ended September 30, 2023, which represents an increase of 1.6%.

The increase in total operating expenses between the three months ended September 30, 2024 and 2023 is primarily attributable to sales and marketing activities. The decrease in general and administrative expenses between the three months ended September 30, 2024 and 2023 was primarily related to lower headcount.

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

Compensation Expense

The Company’s 2021 Stock Incentive Plan provides for the issuance of Stock Options (including both ISO’s and NQSO’s) and Restricted Stock Units (“RSUs”). The RSUs granted by the Board vest depending upon future events and are expensed periodically, over the vesting term. As of September 30, 2024 and December 31, 2023, the Company had 50,786 thousand and 60,500 thousand RSUs outstanding. As of September 30, 2024 and December 31, 2023, 286 thousand and 286 thousand RSU shares, respectively, were fully vested. As of September 30, 2024 and December 31, 2023, the Company had 50,200 thousand and 55,236 thousand shares underlying stock options, respectively, outstanding.

During the three months ended September 30, 2024, and 2023, the Company recognized $1,750 thousand and $2,953 thousand in stock-based compensation, respectively. The decrease in 2024 is attributed to employee forfeitures upon termination.

Total Other Income and Expenses

Total other income and expenses include income and expenses that are not included in the ordinary day-to-day activities of our business. This includes interest and accretion expenses on our financing arrangements, fair value gains or losses on our financial instruments and/or investments, and income earned from arrangements that are not from our ordinary revenue streams selling our Casitas products.

For the three months ended September 30, 2024, our total other income was $480 thousand as compared to total other income of $778 thousand for the three months ended September 30, 2023, which represents a decrease of 38%.

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

Revenues

Gross Revenues were $1,562 thousand and $197 thousand for the nine months ended September 30, 2024 and 2023, respectively, which represents an increase of 693%. The increase in revenues is attributable to the sales of our Casitas, including the shipment of 18 Casitas to six customers. As discussed above, we are continuing to work to execute on the new sales strategy, which includes closing deals from our waitlist. On July 17, 2024, the Company announced its new distribution program involving BOXABL dealerships through which customers can purchase Casitas, arrange financing and installation.

Cost of Goods Sold

Cost of Goods Sold were $10,651 thousand and $7,525 thousand for the nine months ended September 30, 2024 and 2023, respectively, which represents an increase of 42%. Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, shipping, the related labor, stock compensation expense and overhead charges associated with that production. During the nine months ended September 30, 2024 and 2023, manufacturing overhead was $9,243 thousand and $7,525 thousand, respectively. This consisted primarily of the allocation of indirect labor, rent and lease expense, and depreciation expense. Other allocations to Manufacturing Overhead included indirect supplies, scrapped material, and maintenance costs. These overhead costs are relatively fixed and will not increase proportionally with the increase in production or sales.

The cost of goods sold for the nine months ended September 30, 2024 and 2023, consist of the following:

	Nine Months Ended September 30,
(In Thousands)	2024	2023
Direct Material/Shipping	623	60
Direct Labor	785	12
Manufacturing Overhead	9,243	7,453
Cost of Goods Sold	10,651	7,525

During the nine months ended September 30, 2024, the Company continued developing and implementing strategic cost-saving initiatives to reduce the cost of goods sold. In particular, standardizing terms and conditions with suppliers, improving manufacturing efficiencies and reducing quality issues, implementing risk management procedures and maintaining employee engagement. In addition, the Company continued upgrading the manufacturing concept. We expect this will allow the Company to ramp up production and reduce the cost per unit further.

Operating Expenses

During the nine-month period ending September 30, 2024 and 2023, operating expenses were as follows:

	Nine Months Ended September 30,
(In Thousands)	2024	2023
General and Administrative	10,017	10,181
Sales and Marketing	7,162	4,779
Research and Development	5,966	5,104
Impairment Loss	12,237	108
Total Operating Expense	35,382	20,172

For the nine months ended September 30, 2024, the Company’s total operating expenses were $35,382 thousand as compared to total operating expenses of $20,172 thousand for the nine months ended September 30, 2023, which represents an increase of 75.4%.

The increase in total operating expenses between the nine months ended September 30, 2024 and 2023 is primarily attributable to sales and marketing activities, research and development for our next generation product, and the impairment loss related to the Brave equipment. The decrease in general and administrative expenses between the nine months ended September 30, 2024 and 2023 was primarily related to lower headcount.

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

Compensation Expense

The Company’s 2021 Stock Incentive Plan provides for the issuance of Stock Options (including both ISO’s and NQSO’s) and Restricted Stock Units (“RSUs”).. The RSUs granted by the Board vest depending upon future events and are expensed periodically, over the vesting term. As of September 30, 2024 and December 31, 2023, the Company had 50,786 thousand and 60,500 thousand RSUs outstanding. As of September 30, 2024 and December 31, 2023, 286 thousand and 286 thousand RSU shares, respectively, were fully vested. As of September 30, 2024 and December 31, 2023, the Company had 50,200 thousand and 55,236 thousand shares underlying stock options, respectively, outstanding.

During the nine months ended September 30, 2024, and 2023, the Company recognized $6,675 thousand and $5,823 thousand in stock-based compensation, respectively. The increase is attributable to RSUs issued under the Company’s 2021 stock incentive plan during the second quarter of 2023.

Total Other Income and Expenses

For the nine months ended September 30, 2024, our total other income was $1,550 thousand as compared to total other income of $2,445 thousand for the nine months ended September 30, 2023, which represents a decrease of 36.6%.

The decrease in total other income between the nine months ended September 30, 2024 and 2023 is primarily attributable to lower balances of interest-bearing deposits.

Liquidity and Capital Resources

Sources of Liquidity

To date, our operations have been primarily financed by our exempt offerings of securities made in reliance on Regulation A, Regulation CF and both Rule 506(c) and Rule 506(b) of Regulation D. For details regarding our securities offerings, see below “Sales of Securities.”

Cash and Cash Equivalents

As of September 30, 2024, the Company held $6,650 thousand in cash and cash equivalents and $21,789 thousand in investments in short-term treasury notes, compared to $18,574 thousand in cash and cash equivalents and $27,685 thousand in investments in short-term treasury notes as of December 31, 2023.

Historical Cash Flows

On September 30, 2024, our principal source of liquidity was cash and cash equivalents and short- and long-term investments, which we achieved through our offerings of securities as discussed above. Based on the Company’s current burn rate, we anticipate that the current short-term liquidity will be sufficient to meet our immediate cash needs for approximately 14.9 months.

	Nine Months Ended September 30,
(In Thousands)	2024	2023
Net Cash Used in Operating Activities	$(28,632)	$(26,078)
Net Cash Provided by Investing Activities	$6,236	$37,239
Net Cash Provided by Financing Activities	$10,566	$7,298

Operating Activities

Cash used in operating activities included net loss adjusted for several non-cash items such as depreciation & amortization, stock-based compensation, impairment loss and other non-cash expenses, in addition to the change in working capital.

Investing Activities

Primary investing activities included purchase of Property, equipment, leasehold improvement, Payment of security deposit for our factory and other facility, and acquisition and sales of short-term and long-term investments. The decrease in cash flows provided by Investing activities was due to a large sale of investments (U.S. Treasuries) during the nine months ended September 30, 2023.

Financing Activities

Primary sources of our financial activities included net proceeds from issuance and sales of securities. The Company saw an increase in cash flows provided by financing activities primarily due to the offering of securities under regulation A during 2024.

Inventory

Our physical assets increased with inventory of $22,955 thousand as of September 30, 2024, which is primarily finished goods including 398 Casita Boxes units, compared to $18,694 thousand as of December 31, 2023, which is primarily finished goods, including 313 Casita Boxes units. As we continue producing Casita Boxes, the amount of inventory consisting of finished goods has increased compared to the amount of raw materials in inventory.

Property, Plant and Equipment

Property, Plant and Equipment decreased to $9,512 thousand as of September 30, 2024, from $10,766 thousand at December 31, 2023 resulting from impairment of equipment offset by capital improvements to our manufacturing facility, less depreciation and impairments.

In addition to installed capital equipment, as of September 30, 2024, we recorded $51 thousand in deposits related to production equipment, compared to $9,822 thousand as of December 31, 2023, which decreased due to impairments.

Sales of Securities

Sales of Capital Stock

During the nine months ended September 30, 2024, and 2023, the Company commenced offerings under Regulation A, Regulation D, and/or Canadian fundraising. The progress of these offerings was as follows (gross):

	Nine Months Ended September 30, 2024
Offering (In Thousands)	Shares	Amount
Regulation A Series A-3)	10,672	$8,234
Regulation D (Series A-3)	5,545	3,245
Canada (Series A-2)	204	163
Total	16,421	$11,642

Material Commitments and Obligations

Expense Commitments

As of September 30, 2024, we reported current lease liabilities of $3,413 thousand compared to $3,182 thousand as of December 31, 2023. Our long-term lease liability decreased to $8,068 thousand as of September 30, 2024, from $10,661 thousand as of December 31, 2023 due to the passage of time.

Customer Deposits

The Company records its obligation to customers who have placed deposits on the purchase of a Casita as customer deposits on its unaudited interim condensed consolidated balance sheets. As of September 30, 2024, the Company held Customer deposits in the amount of $3,660 thousand, a decrease from $3,987 thousand as of December 31, 2023. This decrease is due to refunds and/or application of customer deposits to customer orders that were fulfilled.

Deferred Revenue

As of September 30, 2024 and December 31, 2023, we recorded $2,862 thousand and $2,684 thousand of deferred revenue related to purchase orders from Oklahoma and the Purchase Agreement with Pronghorn Services LLC (included as Exhibit 10.8). The Company received the full payment of the purchase orders ahead of shipping units). Pursuant to ASC 606, Revenue Recognition, the Company records deferred revenue for paid, unfulfilled performance obligations which are represented by the Casitas or installer training sessions that had not yet been delivered as of the date of these consolidated financial statements.

Going Concern

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to a decline in sales associated with delays in obtaining US statewide modular approvals, the Company reported a net loss of $42,921 thousand, an operating cash outflow of $28,632 thousand for the nine months ended September 30, 2024. At September 30, 2024 the Company had an accumulated deficit of $710,406 thousand. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating sales of Casitas to generate revenue, and (c) raising funds through equity financing. The Company anticipates current capital on hand and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. The Company is currently selling shares of its preferred stock through Regulation A and Regulation D offerings in the United States, securities offerings in Canada, and anticipates raising funds through other offerings of preferred stock. Management believes that the actions presently being taken by the Company will provide sufficient liquidity for the Company to continue to execute its business plan over the next year. However, there can be no assurances that management’s plans will be achieved.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements as of September 30, 2024.

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

Planned Timeline

With the success of our initial fundraising through our offerings under Regulation A, Regulation D, and Regulation CF, we have continued to advance our planned timeline beyond initial testing of Casitas, delivery of orders, and developing Factory 2 and 3. As of October 25, 2024, we see our next 12-month timeline as follows:

Month 1-3	●	Continued delivery of orders to states that do not have modular housing legislation, Park Model RV configuration, and sales of Modular homes to California, to New Mexico and to Arizona. Costs are estimated to be $3 million.

● ●

Obtain plant and Casita certification in Florida and Texas. Costs are estimated to be $100 per state.

Complete the design and prototyping of our next Generation of Boxes (new sizes) and begin production of these generations. Costs are estimated to be $9 million.

Month 4-6	●	Begin and complete ramp up of production to achieve our desired production at scale for our facilities

Month 7+	●	Obtain next generation Casita certification in several states including Arizona, California, New Mexico, Texas and Nevada. Costs are estimated to be $100 per state.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934). Based on that evaluation, as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is addressing a situation where a former employee violated their confidentiality agreement post-termination. Quantifying the resulting harm is complex and ongoing. Legal action has been initiated in Nevada State Court against the former employee, with efforts underway to fulfill court requirements for service. The Company’s claim is straightforward, and it anticipates a judgment in its favor, likely resulting in a recovery below $250 thousand.

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

On June 13, 2023, the Company filed a lawsuit against a person, not affiliated with the Company, alleging claims based on business disparagement and defamation of the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50 thousand in damages. Management plans to pursue all legal remedies and compensation that it is entitled to under the law.

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

Item 2. Unregistered Sales of Equity Securities

Since September 30, 2021, the Company has engaged in the following offerings of securities:

☐	From November 17, 2020, through April 1, 2022, the Company sold Convertible Promissory Notes to accredited investors under Rule 506(c) of Regulation D for a total of $44,852 thousand. On April 1, 2022, the Convertible Promissory Notes converted into 779,484 thousand shares of Non-Voting Series A-1 Preferred Stock.

☐	From May 3, 2021, through November 13, 2021, the Company sold 68,097 thousand shares of Non-Voting Series A-1 Preferred Stock and the underlying shares of Common Stock into which they convert under Regulation Crowdfunding for a total of $4,835 thousand. Commission File No. 020-28025.

☐	On March 31, 2022, the Company commenced a Regulation A offering in which it sold Non-Voting Series A Preferred Stock, Non-Voting Series A-1 Preferred Stock, Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. The Regulation A offering also included selling securityholders selling Common Stock. The offering terminated on January 12, 2023, by which time the Company had sold 5,914 thousand shares of Non-Voting Series A Preferred Stock for a total of $83 thousand; 742 thousand shares of Non-Voting Series A-1 Preferred Stock for a total of $59 thousand; 81,064 thousand shares of Non-Voting Series A-2 Preferred Stock for a total of $64,850 thousand; and the selling securityholders sold 12,488 thousand shares of Common Stock for a total of $9,991 thousand. Commission File No. 024-11419.

☐	From August 25, 2022 through February 20, 2023, the Company sold 5,914 thousand shares of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert for a total of $4,731 thousand in reliance on Regulation Crowdfunding. Commission File No. 020-30797

☐	Beginning November 23, 2021, the Company commenced an exempt offering of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D. The Company closed the offering August 31, 2023, having sold 45,011 thousand shares for gross proceeds of $33,837 thousand.

☐	On June 15, 2023, the Company engaged in a statutory merger with an affiliated corporation, 500 Group, in which the Company exchanged 37,500 thousand shares of Non-Voting Series A-2 Preferred Stock in exchange for 500 Group’s 100 outstanding shares of Common Stock in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

☐	Between September 18 and October 9, 2023, the Company conducted an offering of its Series A-2 Preferred Stock in reliance on Regulation Crowdfunding. The Company sold 4,079 thousand shares of Series A-2 Preferred Stock for gross proceeds of approximately $3,263 thousand. Commission File No. 020-32926.

☐	Beginning February 17, 2023, the Company commenced a Canadian exclusive offering, through FrontFundr and DealMaker Securities, of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. This offering is subject to applicable exemptions under Canadian securities laws and is strictly limited to investors from specific Canadian provinces, which is verified by FrontFundr. As of September 30, 2024, the Company had sold 204 thousand shares of Series A-2 Preferred Stock for gross proceeds of $163 thousand.

☐	Between September 1, 2023, and July 10, 2024, the Company conducted an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D, selling 13,888 shares for gross proceeds of $7,429 thousand. This offering has been archived.

☐	Beginning May 14, 2024, the Company commenced an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert pursuant to Rule 506(c) of Regulation D. As of September 30, 2024, the Company had not issued any shares. As of November 12, 2024, the Company had sold 597 thousand shares of Series A-3 Preferred Stock for gross proceeds of $447 thousand under the Regulation D offering.

☐	The Company’s offering of Non-Voting Series A-3 Preferred Stock in reliance on Regulation A was qualified on June 24, 2024. As of September 30, 2024, the Company had sold 10,672 thousand shares of Series A-3 Preferred Stock for gross proceeds of $8,234 thousand under Regulation A. As of November 12, 2024, the Company had sold an additional $1,794 thousand shares of Series A-3 Preferred Stock for gross proceeds of $1,395 thousand under the Regulation A offering.

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

Item 5. Other Information

None.

Insider trading arrangements and Rule 10b5-1 Trading Plans.

During the quarter ended September 30, 2024, none of the Company’s officers or directors have entered into a contract, established a plan, or issued instructions that provides for the purchase or sale of any equity securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Articles of Incorporation	8-K	000-56579	3.1	October 18, 2024

3.2	Bylaws	1-A POS	024-11419	2.2	September 19, 2022

4.1	Fifth Amended and Restated Stockholders Agreement	8-K	000-56579	4.1	October 18, 2024

9.1	Voting Trust Agreement*	10-Q	000-56579	9.1	August 19, 2024

10.1	Facilities Lease Agreement	1-A POS	024-11419	6.2	September 19, 2022

10.2	Initial Purchase Orders and Related Agreements	1-A POS	024-11419	6.4	September 19, 2022

10.3	Form of Room Module Order Agreement	1-A POS	024-11419	6.5	September 19, 2022

10.4	Amended 2021 BOXABL INC. Stock Incentive Plan	8-K	024-12402	10.4	October 18, 2024

10.5	Employment Agreement of Paolo Tiramani+	10-12G	000-56579	10.6	August 10, 2023

10.6	Employment Agreement of Galiano Tiramani+	10-12G	000-56579	10.7	August 10, 2023

10.7	Merger Agreement	10-12G	000-56579	10.8	August 10, 2023

10.8	Purchase Agreement with Pronghorn Services LLC	10-12G	000-56579	10.9	August 10, 2023

10.9	Amendment No. 1 to Facilities Lease Agreement	10-12G	000-56579	10.10	August 10, 2023

10.10	Amendment No. 2 to Facilities Lease Agreement	10-12G	000-56579	10.11	August 10, 2023

10.11	Amendment No. 3 to Facilities Lease Agreement	10-12G	000-56579	10.12	August 10, 2023

10.12	Amendment No. 4 to Facilities Lease Agreement					X

10.13	Lease Agreement for Second Manufacturing Facility	10-12G	000-56579	10.13	August 10, 2023

10.14	Supercar System, Inc. Services Agreement	10-12G	000-56579	10.15	August 10, 2023

10.15	Supercar System, Inc. Lease Agreement	10-12G	000-56579	10.16	August 10, 2023

10.16	Form of Award for Employees					X

10.17	Form of Award for Directors	10-12G	000-56579	10.18	August 10, 2023

10.18	Martin Noe Costas Offer Letter+	8-K	000-56579	10.1	October 13, 2023

10.19	Restricted Stock Unit Agreement between the Company and Martin Noe Costas	8-K	000-56579	10.2	October 13, 2023

31.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #					X

32.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 #					X

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

#	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.
* +	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. Management contract or compensatory plan or arrangement.

signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOXABL INC.
(Registrant)

Date: November 12, 2024
	By:	/s/ Paolo Tiramani
Paolo Tiramani
Chief Executive Officer and Director

	By:	/s/ Martin Costas
Martin Costas
Chief Financial Officer

