Form 10-K
period 2024-12-31
BOXABL Inc.
filed 2025-04-14
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024___________________________________________________

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

The aggregate value of the voting and non-voting stock held by non-affiliates of the registrant as of December 31, 2024, the last business day of the registrant’s most recently completed fourth fiscal quarter, was $974,047,000 based upon the per share price in our current offering under Regulation A.

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

As of April 14, 2025, the registrant had 3,000,000,000 shares of Common Stock outstanding.

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

PART I

Item 1. Business.

The Company uses, and will continue to use, its website, press releases, and various social media channels, including its X (formerly known as Twitter) account (twitter.com/BOXABL), its LinkedIn account (https://www.linkedin.com/company/BOXABL/), its Facebook account (facebook.com/BOXABL), its TikTok account (tiktok.com/BOXABL), its Instagram account (instagram.com/BOXABL), and its YouTube account (youtube.com/@BOXABL), as additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information that the Company posts on its website, disseminated in press releases and on social media could be deemed to be material information, and the Company encourages investors, the media and others interested in the Company to review the business and financial information that the Company posts on its website, disseminates in press releases and on the social media channels identified above, as such information could be deemed as material information. Unless otherwise indicated, dollar amounts above $1,000 in this Annual Report have been rounded to the nearest thousand, million or billion, as applicable.

BOXABL Overview

BOXABL is on a mission to bring building construction in line with modern manufacturing processes by creating a superior residential and commercial building that can be completed in far less time and cost than traditional construction. Our core vision to achieve this is the “Building Box,” which consists of a building system with room modules (“Boxes”) that ship to site at a low cost and can be stacked and/or connected to build most any shape and style of finished buildings.

The BOXABL vision represents a new take on modular construction, designed to result in sustainable high-quality buildings at lower cost, benefit from mass production practices, address the problems of housing shortages by offering a quick solution, and reduce carbon footprint compared to traditional construction practices. Our patented folding design allows for the largest possible room sizes that can be fit onto standard shipping dimensions, within existing highway, sea and rail transportation configurations, allowing more delivery options and avoiding the cost and complexity of shipping oversized loads. In addition, the assembly of Boxes in a controlled factory setting improves overall safety and quality control as less construction work is needed at the homesite. Ultimately, our vision of modular construction is designed to enable homebuilders to dramatically reduce build time and costs with improved quality.

In January 2020 at the Las Vegas Builder’s show, we formally launched the BOXABL Casita, a 19X19 ft. Box, featuring a full-size kitchen, bedroom, bathroom, and living area, that folds down to 8.5 ft. wide for shipping. In response to strong consumer and developer interest in our Casita, including orders for 156 Casitas from ADS Inc., a supplier to the federal government, we moved quickly to secure and build out our manufacturing facilities.

At our origins, we had initially identified production capacity and manufacturing as the primary constraints to scaling the business. In response, we executed a strategic expansion plan, securing leases for three manufacturing facilities totaling 421,823 square feet and significantly increasing headcount to support the anticipated demand. We leased our first facility (173,720 square feet) (“Factory 1”) in December 2020 and further expanded our manufacturing capacity in 2022 and 2023 through the 2023 lease of an adjacent 114,613 square feet (“Factory 2”) and a 2022 lease of a 132,960 square feet facility (“Factory 3”). We also expanded our manufacturing and administrative teams to support the anticipated demand. However, as the business evolved, it became evident that the sales cycle for our products was inherently prolonged due to regulatory, permitting, sitework and financing requirements, which often extend the time from initial customer engagement to project completion to between six and twelve months. Recognizing this dynamic, our management team has prioritized efforts to streamline the approval process for our products, established a network of preferred dealers/installers, and enhanced market penetration. As part of this strategic realignment, management has formalized our go-to-market strategy, focusing on securing regulatory approvals, and optimizing sales execution. Additionally, the Company has allocated funds toward research and development, leading to the introduction of new products to the market. These innovations are expected to expand the Company’s addressable market, improve customer adoption, and further differentiate our offerings within the industry. These initiatives are intended to accelerate revenue conversion, improve operational efficiency, reduce costs, and position the Company for sustainable long-term growth. We also began marketing and selling Casitas, by adding a permanent chassis, as a ‘park model” recreational vehicle (“Park Model RV”) under a self-certification regulatory regime.

Starting in 2023 and continuing into 2025, the Company secured state modular housing approvals in Arizona, California, Nevada, New Mexico and determined that state approvals were not required in an additional 9 states and tribal lands. To further facilitate the sales process, the Company has established a network of preferred dealers and installers, that we call the BOXABL Directory, who have been trained by us on our product offering and are knowledgeable about the local permitting, sitework and financing environment to coordinate the process of a BOXABL customer’s project journey from initial site visit, quote, permitting, sitework, installation, to closing permits at completion. We currently have 80 dealers/installers (“Dealers/Installer”) in the BOXABL Directory operating in 11 states, primarily states where we have had positive market penetration and we are actively growing this network. As of December 31, 2024, the Company manufactured 696 Casitas and completed delivery of a total of 270 Casitas, including shipments of 156 Casitas to ADS Inc. and 18 Park Model RV Casitas.

We have also seen significant interest in more configurations of Boxes. In response, in January 2025, we launched a prototype of our Phase 2 Modular Building System, comprising Boxes (modules) in varying dimensions that stack and/or connect, allowing a system where customers are able to configure and customize the Boxes to build different building types and floorplans. We are working with a number of land developers and homebuilders to align the development of our Phase 2 product line with market demand, based on their customers’ requirements. We also launched a prototype of our Baby Box, a 120 square foot RV, in January 2025, to attract customers looking for off-grid living and temporary accommodation. As of March 31, 2025, we have received 373 pre-orders and a total of $74,600 in non-refundable pre-order fees for our Baby Boxes. In 2025, we also developed one bedroom and two bedroom Casitas configurations, connecting two Casitas for a 722 sq. ft. home, which is initially being offered for the California ADU market, subject to obtaining state approval. We will continue to evaluate market demand to assess further development of our product offerings.

BOXABL was first organized as a limited liability company in Nevada on December 2, 2017, and reorganized as a Nevada corporation on June 16, 2020. Our core technology was invented by our Chief Executive Officer, Paolo Tiramani, Chief Marketing Officer, Galiano Tiramani, and our Senior Engineer, Kyle Denman. Until June 15, 2023, the technology was owned by Build IP LLC, a Nevada limited liability company, formed as a holding company for the intellectual property (“Build IP”), owned by our CEO, Paolo Tiramani. Under an exclusive licensing agreement, BOXABL paid Build IP a license fee equivalent to 1% of the net selling price generated by the sale of Casitas. On June 15, 2023, BOXABL merged with 500 Group, Inc., a Nevada corporation that is controlled by Paolo Tiramani and parent to Build IP (“500 Group”). As a result of this merger, all of the intellectual property held by Build IP now belongs to BOXABL and the former licensing agreement is now void.

The BOXABL Solution

The BOXABL products represent a new vision on modular construction. It is a factory-assembled room module system that can be quickly deployed, stacked and/or connected on site (the “Boxes”), and allows homebuilders to dramatically reduce build time and costs while increasing quality and features.

Manufacturing a large volume of homes in a factory setting requires a feasible shipping solution, avoiding the need for oversized loads, which require extra permitting, follow cars, police escorts, restricted routes and other problems that increase costs and complexity. Our patented folding design allows for the largest possible room sizes that can be fit onto standard shipping dimensions, within existing highway, sea and rail transportation configurations, allowing more delivery options for the shipment of our Boxes. The assembly of our Boxes in a controlled factory setting improves overall safety and quality as less construction work is needed at the homesite. Once the Boxes arrive at the homesite, they are typically installed by one of the Company’s network of preferred installers, who complete the unfolding and setup work required to finish the home installation. A typical installation of the Casita model Box is completed within one day.

Market Opportunity

We believe the Casita has potential to be a key player in the Accessory Dwelling Unit (“ADU”) market, which according to Verified Market Research (https://www.verifiedmarketresearch.com/product/accessory-dwelling-unit-adu-market/) was $3.3 billion in 2023 and is projected to grow to $10.6 billion by 2030. While we believe ADUs are an accessible entry point to the market, BOXABL expects to broaden its market beyond small residential units to address the broader housing market. Our proposed Phase 2 Modular Building System is designed to meet the demand for affordable residential housing. According to Grand View Research (https://www.grandviewresearch.com/industry-analysis/us-modular-construction-market-report), the United States modular construction market was $10.5 billion in 2022 and is projected to grow to $19.2 billion in 2030. According to Research And Markets (https://www.researchandmarkets.com/report/residential-construction), the United States residential construction market was $5.5 trillion in 2024 and is projected to grow to $7.7 trillion by 2030.

We also market our Park Model RV and Baby Box to the RV market, which, according to Mordor Intelligence (https://www.mordorintelligence.com/industry-reports/recreational-vehicle-market) is estimated at $35.9 billion in 2024 and is projected to grow to $53.2 billion by 2030.

We envision that BOXABL products will be able to be used in a wide range of building types — residential, commercial, disaster relief, mid-rise multi-family apartments, military, labor housing and more, further expanding our addressable markets.

Strategy

As our business has developed, our strategy has evolved from our initial focus on product design and our manufacturing / shipping innovation to include encompassing the broader customer sales process from initial customer touchpoint, customer contract, through project completion, in collaboration with our BOXABL Directory, a network of knowledgeable Dealers/Installers. We believe our deepening involvement with our customers throughout the process enables us to build our brand and reputation and also better informs our manufacturing and inventory management strategy.

Our Boxes

The first product BOXABL launched was the Casita, a 19X19 square foot room that folds down to 8’6” wide for shipping and still has sufficient space for factory-installed kitchens, bathrooms and appliances. Each Casita unit is a separate 361 sq ft Box that is pre-wired and pre-plumbed. Our Casitas can be configured for sale as a modular home installed on site in a fixed location, or, by adding a permanent chassis, as a Park Model RV.

The Casita allowed us to establish our brand, scale up our factory, generate production, develop our supply chain, engineer and re-engineer our products based on real application, receive regulatory approvals, implement the BOXABL Directory and onboard investors.

To expand Company’s addressable market, improve customer adoption, and to further differentiate BOXABL from traditional building methods, in January 2025, the Company announced its Phase 2 Modular Building System prototype, with Boxes of varying sizes (20X20 sq. ft, 20X30 sq. ft and 20X40 sq. ft. modules), that are expected to fold down to 20’, 30’ & 40’ lengths and 11’10” width for shipping. The Phase 2 Modular Building System that includes factory-installed kitchens and bathrooms transitions to steel frame leading to cost reduction, improved stacking heights, and we expect a faster approval due to more traditional construction. We expect that, subject to further state approvals and related factory modification, the Boxes in our Phase 2 Modular Building System will be more cost effective, more efficiently stack and/or connect on site, allowing for larger floorplans to be assembled quickly on-site. We envision that our Phase 2 Modular Building System will ultimately be used to create single family dwellings, townhouses, and low-rise apartment homes. Currently, Phase 2 is being introduced to developers only.

Also, during January 2025, the Company launched pre-sales for its Baby Box, a 120 square foot modern design towable RV, including a factory-installed kitchen and bathrooms, and is expected to fold down to 78” wide for transportation. In 2025, we also developed one bedroom and two bedroom Casitas configurations, connecting two Casitas for a 722 sq. ft. home, which is initially being offered for the California ADU market, subject to obtaining state approval.

Innovation

One of the prime drivers of the limitations on construction is the ability to ship finished products to a job site. We realized that innovation in modular construction would not be possible without innovation in shipping. BOXABL’s patented shipping technology allows us to serve large geographic areas from regional BOXABL factories. With our shipping technology, we believe that the location of our flagship factory in North Las Vegas, Nevada will be able to produce products that can be delivered to nearby states, such as California, Nevada, Arizona, and New Mexico.

Our innovations in shipping are only possible because of our unique methods for constructing our building modules. Our “Building Box” system and Box design were created specifically to maximize repeatability in manufacturing and to leverage supply chain. In addition, our reimagined manufacturing process is simplified and efficient, resulting in a sustainable, high quality, fast, and cost-effective solution. This is achieved in part by reducing the individual components in the build compared to traditional building, which requires stacks of lumber and thousands of nails. Significantly fewer components result in significantly less production costs during manufacturing.

Product Features

The BOXABL building system currently offers features that reduce pain points for builders, and compelling benefits for end consumers. The BOXABL Casitas have the following features:

●	Resilient Panels: fire resistant, flood resistant, bug resistant, and mold resistant.

●	Structural Strength: snow load rated, wind load rated, seismic rated.

●	Design and Engineering: sealing gaskets at joints, precut chase network for all utilities in walls/roof/floor enable low-cost retrofit of electrical/sprinkler system/HVAC, reduced components and a streamlined production process.

●	Shipping and Installation: Boxes pack down and fold to minimize shipping costs, crane pick points for faster setting, simple field assembly requires less skilled labor, pre-plumbed for on-site hook up and does not require crawl space, ships complete with finishing work, paint, and trim.

●	Energy Efficiency: high energy rating and reduced energy bills, smaller sized HVAC, minimal thermal bridging, tight building envelope, high R-values, continuous EPS insulation, high efficiency appliances and LED lights to minimize energy consumption.

●	State Approval: Pre-approval of our modular design in certain states and full testing that includes fire/energy/structural tests.

Our Phase 2 Modular Building System Boxes are expected to have most of the above features. In addition, they are expected to have the following additional features:

1. Optional fire-rated assemblies The sheathing on frame construction allows for flexibility on the building envelope. Insulative sheathing can be exchanged for fire rated sheathing with shared walls/ceilings/floors where the additional insulation is not needed, but a fire rated assembly is. Sprinkler system installation is also much more flexible with the Phase 2 construction due to the additional voids/cavities of framed construction versus current generation SIP panels which are closed.

2. Expanded connectivity, enabling construction flexibility, while maintaining a system-based approach to the design for standardized manufacturing. The Phase 2 framing system is a mix of standard framing convention, but on the BOXABL grid architecture system. This allows for enhanced design flexibility while using prescriptive approaches to structural members and load paths. This results in less structural analysis and review with varying designs and connections as the load paths are already prescriptively understood.

3. Optional sprinkler systems integrated into the construction.

Our Baby Boxes are expected to have many of the features of the Casita in a 120 sq ft configuration, other than washer dryer units & permanent cooking appliances. It utilizes countertop appliances instead due to the smaller layout. Also, our Baby Boxes are designed to be subject to rules governing towable RV trailers, rather than modular housing rules, so they have different approval, shipping, and installation requirements compared to the Casita.

Product Pricing

Our cost-effective approach to production and shipping allows us to sell BOXABL Boxes at competitive prices. The retail price for our initial product, the 361 square foot BOXABL Casita, is $60,000, representing about $166/sq. ft, including kitchen, bathroom, and appliances. In addition, our recently developed 722 sq. ft. two Casita configurations (subject to obtaining state approvals) are priced at $100,000 for a one bedroom configuration and $110,000 for a two bedroom configuration, representing about $139/sq. ft. and $152/sq. ft., respectively. These prices do not include shipping, land, permits, or site development, which are the responsibility of the customer. We believe that the BOXABL solution is an attractive option for ADU purchasers, especially when compared to building costs in states like California that can reach as high as $600/sq ft.

Starting in November 2024, customers of our Casita configurations are required to pay a $500 non-refundable order fee to connect them with a Dealer/Installer in their local area who will be responsible for moving their project forward. If a customer had previously paid a Casita reservation deposit (the Company had previously started taking deposits for positions on its waitlist in 2020), we will not charge an order fee if they successfully confirm their project details and intention to move forward with their Casita order. Since introducing the $500 order fee, the Company has received 146 order fees, as well as an additional 24 previous reservation holders who have successfully confirmed their project details and intention to move forward with their Casita order. The order fee is credited towards the customer’s final purchase price.

In addition to the Casita, our recently announced Baby Box, has an MSRP of $30,000 and was launched in January 2025 with an introductory order price of $19,999. Since we began taking pre-orders for the Baby Box, we have received 373 pre-orders, each with a $200 non-refundable pre-order fee. Due to the lack of on-site preparation work, as well as other traditional costs associated with building a home, we anticipate the Baby Box to be an attractive RV living solution at a very affordable price.

Our Phase 2 Modular Building System is initially only being offered in quantities of 50+ units and we expect pricing will be based on negotiations and highly dependent on the specific configurations and other factors.

Sales and Marketing

We received significant consumer interest following the launch of our Casitas as potential customers joined our online waitlist. However, our ability to execute sales of our Casitas experienced various delays due to preparatory steps that need to be taken in order to arrange for the delivery and installation of Casitas to the homesite. For example, the time to obtain the required state modular approvals, the time needed to prepare the site for installation, including site surveys, local permitting, and site preparation work, the qualification process for various financing options available to purchasers to fund their purchase price and cost of site work, as well as the customers’ readiness to move forward with a project. To mitigate the impact of these delays and facilitate the sales process, we have undertaken two significant measures: First, we implemented a training solution to train and certify installers within the states where we conduct business; and second, we then expanded on this effort by building our BOXABL Directory, a growing network of modular home Dealers/Installers across various states, initially focused on where the Company is approved to sell its Casita.

The BOXABL Directory currently consists of the following preferred Dealers/Installers in the following states:

State	Number of Preferred Dealers/Installers	Number of Other Dealers/Installers*
Arizona	4	0
California	59	45
Hawaii	3	3
Kansas	0	3
Nevada	4	2
New Mexico	1	0
Oklahoma	2	1
Oregon	2	4
Texas	2	1
Utah	4	1
West Virginia	1	1
Washington	0	2
Wyoming	1	1
TOTAL	83**	60

*Other Dealers/Installers refer to dealers/installers who have uploaded all of their required documentation and have been approved to be part of our BOXABL Directory, but have not completed an in-person installer training course yet. The BOXABL in-person installer training course is required prior to being able to order their first unit for installation. In addition to the preferred and pending Dealers/Installers listed above, there are currently another 73 potential Dealers/Installers in areas where we can sell who have begun the process of uploading all of their required documents. There are also 57 potential Dealers/Installers in areas where we are able to sell the Casita who have not yet begun the process to upload any of their documents, but signed up to be listed as one of our preferred Dealers/Installers. We cannot assure you that any of these pending or potential Dealers/Installers will ultimately be added to the BOXABL Directory.

**We have 80 unique installer Dealers/Installers approved/trained; three of them provide service in two states, resulting in a total of 83 Dealers/Installers by state.

Most states require various dealer and installer licenses in order to sell and install modular homes and the BOXABL Directory connects potential purchasers with a network of preferred BOXABL dealers to facilitate sales with its end customers, as well as licensed installers knowledgeable about our products. Some of the BOXABL dealers/installers that we have trained hold licenses in multiple states which allows them to support our operations in multiple areas. The BOXABL Directory provides a platform for the Company to expand its sales and installation operations throughout the states where our product can be sold and we expect to leverage and grow our network as our business and product lines grow.

As of March 31, 2025, the Company has approximately 600 customers who are actively working with Dealers/Installers to obtain project estimates, site visits, financing, and other pre-contract items. The Company currently has 42 units that are under contract between its dealers and customers. As installations begin in our approved states, we expect organic marketing visibility and real-life project examples to motivate more and more customers to proceed with their Casita order as a cost effective ADU product.

Our marketing efforts for our products are driven primarily through our social media digital advertising, website waitlist, participation at trade shows (notably the Las Vegas International Builders Show and Tiny Fest), and periodic press releases. We are also in the process of establishing, through a subsidiary, an RV dealership in Nevada through which we would be able to sell our Baby Box. Following the launch of our Phase 2 Modular Building System, which we are initially only making available to potential purchasers of 50+ units, we have been working closely with a number of land developers and home builders who have expressed interest in the product. Sales of our Phase 2 Boxes will only be possible with significant factory modifications and after obtaining any required state and regulatory approvals.

Smart Manufacturing

BOXABL Boxes are not built like traditional homes, as they have been engineered with mass production in mind. This design includes a significant reduction in the number of standard components compared to traditional construction, enabling a more efficient manufacturing process. For example, Casitas are built with laminated panel technology instead of a standard stick frame construction. This means each wall panel that BOXABL manufactures consists of fewer individual components. A comparable traditional wall has many individual components and requires utilization of separate skilled tradespeople to complete (e.g., framing, electric, plumbing, sheetrock, exterior finish, etc.). Many raw materials in the BOXABL Boxes are processed by computer numerical control (CNC) equipment to cut and form materials to a given design, which helps to standardize the manufacturing process. BOXABL has implemented a MES (Manufacturing Execution System) solution to collect traceability data and to support the manufacturing operations.

We manufactured a total of 701 Casitas through March 31, 2025, including 45 Park Model RV Casitas, and we continue to re-align production levels in response to the length of expected sales cycle, including permitting and execution of site works, to avoid excess inventory holding costs.

Our Phase 2 Modular Building System, while adopting some more traditional building materials discussed below, and our Baby Box, are both expected to benefit from the efficiencies in our manufacturing process, including a reduced number of unique components compared to traditional construction, as well as the use of CNC equipment for standardization.

Impairment

During 2024, the Company recorded an impairment loss of deposits on equipment and fixed assets totaling $12.4 million related to assets and customized equipment that had been ordered for the anticipated ramp-up of the Company’s originally planned generation 2.0 Casita. Prompted by a key supplier of equipment failing to fulfill their obligation, the Company recognized an impairment loss for this customized equipment which was never delivered to the Company. The Company initiated legal proceedings against a vendor due to their failure to fulfill contractual obligations. The Company is seeking damages, specific performance, and other remedies as a result of the vendor’s non-performance. The matter is currently pending, and while the ultimate outcome remains uncertain, the Company does not anticipate any additional adverse impacts on its financial condition.

Building Materials

Our laminated wall panel technology used in our Casita replaces standard lumber framing, by including steel exterior skin, expanded polystyrene (EPS) foam, magnesium oxide board, and nonstandard lumber frame. We are able to source these materials from multiple suppliers and are not reliant on any particular vendor. Our Casita product is compatible with automation, CNC, and the factory environment.

In our Phase 2 Modular Building System, initially targeting large orders of 50+ units from developers, governments, or business entities, we expect to use a light gauge steel frame design utilizing a continuous insulated structural exterior sheathing and cavity insulation. Based on our market analysis, we believe using more traditional building materials will be more familiar to contractors and building inspectors.

While the Company is not currently producing Phase 2 units, they are critical for the Company’s product roadmap and for expanding our building construction solutions. The Company expects that approximately 70% (based on dollar value) of Phase 2 will be sourced domestically. Since this supply chain is not yet formally established, and when domestic options are not viable, the Company may expand its product sourcing to foreign countries. In addition, for Phase 2, BOXABL is also exploring vertical integration for producing steel framing. Steel framing is one of the most critical material inputs for Phase 2, and the ability to produce this in-house would improve quality control.

In our Baby Box, the structural panels are expected to use lightweight fiberglass structurally insulated panels, rather than a steel framed system. Our Baby Box Towable RV is expected to be constructed using proprietary structurally insulated panel construction with interior and exterior fiberglass skins. Initially the Baby Box will be manufactured using existing equipment. In parallel we are developing concepts for more automated and higher volume manufacturing.

While the Company is not currently producing Baby Box, the Company expects that approximately 50% (based on dollar value) of Baby Box will be sourced domestically.

Our Manufacturing Facilities

We worked with industry-leading consultants to develop a plan for maximizing production efforts through process efficiency and supply chain considerations. The Boxes and panels move through 15 main assembly stations in the factory, where different sections are completed, similar to the process at an automotive assembly line. Cumulatively we have produced 696 Boxes as of December 31, 2024.

Our manufacturing facilities are comprised of three leased premises in North Las Vegas. We took possession of Factory 1 on May 1, 2021 (after signing the lease on December 29, 2020), on a sixty-five month lease. Factory 1 facility features 173,720 square feet of floor space, and was our first production facility producing Casita Boxes. On June 13, 2022, we entered into a seventy-three-month lease for 132,960 square feet of additional floor space in Factory 3 that enabled production efficiencies. For example, Factory 3 supports Factory 1 with warehousing. On May 2, 2023 we amended the Factory 1 lease agreement, expanding the leased space for purposes of establishing Factory 2. The term of the lease agreement for Factory 2 is forty-eight months, adding 114,613 square feet of floor space to the leased premises.

For details see “Item 2. Properties.”

We have allocated funds from our capital-raising activities for research and development expenditure relating to the planning for expansion into additional production facilities that will enable us to increase capacity and reach more customers in other geographic areas more efficiently. BOXABL is currently evaluating available sites in central regions of the United States for expansion. The progression of any such expansion would be based on demand for our products and other market conditions.

Inventory

We manufactured 140 Casitas during 2024, as compared to 260 Casitas during 2023 as we better aligned production levels with sales, to avoid excess inventory holding costs. Inventory was elevated in 2023 due to delays in delivery to Arizona caused by issues that needed to be addressed pursuant to the Arizona Department of Housing, which were resolved in December 2023. See below, Item 3. Legal Proceedings – Arizona Department of Housing Settlement. In the meantime, the Company targeted sales to customers in states where there was no state modular program as well as sales of Park Model RV Casitas. Nevertheless, these new sales activities faced significant delays due to the time needed to prepare sites for the installation of the Casitas, arranging funding for the project costs by the purchaser, and other preparatory steps that need to be taken in order to fulfill the delivery and installation of these units. As a result, our management team undertook a strategic realignment, including better aligning manufacturing activity with the timing of sales and deliveries.

As of December 31, 2024, the Company had 397 Casitas classified as Finished Goods Inventory (in addition to 15 Casitas classified as Fixed Assets). The Fixed Asset units are used as demonstration units at tradeshows as well as at our manufacturing facilities.

During 2024, BOXABL began deliveries of Casitas to the initial customers on its waitlist. In 2024, BOXABL also focused heavily on talent acquisition to assist with overall sales and growth operations. BOXABL’s business development organization, which is comprised of the sales, marketing, social media, customer service, government relations, and investor relations departments has expanded significantly and is currently comprised of 14 head count, which contribute to drive the Company’s sales growth.

Regulation

Our Boxes generally fall under different certification requirements depending on their intended use. The Company’s Casita can be configured for sale in various ways, including Park Model RV and/or Modular Home. The Company has obtained Modular Manufacturer Licensure and Certification for its studio Casita configuration in several States, including Nevada, California, New Mexico, and Arizona. The modular home units are classified as residential construction, referred to as “Modular” or “Factory-Built” units, depending on the definitions established in the Authority Having Jurisdiction (AHJ). In 2025, BOXABL Casitas were approved as a Modular home under the Residential Building Code by the Manufactured Housing Division.

Most states require the approval of a third-party testing and inspection company, for modular homes, to conduct product testing and factory inspections on behalf of the AHJ. There are several independent third-party inspection Agencies who provide such service, including ICC-NTA, Twining Consulting (dba RADCO), PFS-TECO, NOAH, & MA Consulting & Engineering (MACE, LLC), to test and inspect our Casitas for compliance in the applicable jurisdictions.

Some states like Alaska, Oklahoma, Utah, Wyoming, Hawaii, Kansas, Oregon, West Virginia, and Vermont, do not have state modular housing programs. In those states, our products may be deployed by obtaining a permit from the local building departments. This process has been validated for BOXABL Casitas used in several projects located in Utah and Oklahoma.

The Company is also able to sell its Casitas in all states, by adding a permanent trailer/chassis, as a Park Model RV (PMRV) based on self-certification to the Recreational Vehicle Association (“RVIA”) under the ANSI A119.5 code in the majority of US states. BOXABL maintains membership in the RVIA which governs the ANSI A119.5 PMRV requirements.

Buyers/Builders are required to obtain local building permits, as well as those necessary for tying into local water and electric services. The permitting and scope of work required will be dependent upon the intended use. PMRV units fall under a different classification than Modular units and a regulated by different regulation and enforcement agencies.

In May 2023 we received a product listing from ICC-ES which indicates our Structurally Insulated Panels (SIP) used in our Casitas meet the international building codes, for use in residential construction. This report can be found: https://icc-es.org/report-listing/ESR-4725/. BOXABL is the sole consumer of the Listed SIP, though it can be sold to others as a listed building product, used in residential construction.

For our Phase 2 Modular Building System, we are currently assessing the regulatory environment in states both with and without modular building programs, including assessing the need for independent third-party inspection agencies on behalf of relevant AHJs. We plan to begin the application process for our Phase 2 Boxes following a substantial order, in the related state. We also intend to apply for state approval, initially in California, for our two Casita configurations. With BOXABL certified in a number of states for the studio Casita configuration, we believe that it will be easier to obtain certification in other states for the studio Casita as well as for our Phase 2 Boxes and two Casita configurations.

For our Baby Boxes, we are currently assessing the regulatory environment and believe that we will be able to sell our Baby Boxes through authorized dealerships in many states under the rules governing towable RV trailers, starting in our home state of Nevada, and expect to leverage our own Nevada dealership, once licensed.

Recent adoption of “Tiny Home” and ‘Accessory Dwelling Unit (ADU)’ regulations opens additional markets for BOXABL’s products. These regulations are still in their infancy and vary drastically from one jurisdiction to another. Under “Tiny House” rules, a unit built to Modular, PMRV, HUD, or NOAH standards may qualify for installation. BOXABL is actively engaged in developing these regulations and standards to increase safety and quality of units produced, while bringing uniformity to the emerging industry.

Core Technology

The core technology covering the structural components of the Boxes and the folding system enabling transportation advantages used by the Company was developed by the Company’s CEO, Paolo Tiramani, Chief Marketing Officer, Galiano Tiramani, and the Company’s Senior Engineer, but the IP is fully owned by the Company.

BOXABL has applied for and received patents for the structure and transportation of the BOXABL building system, covering important aspects of its commercial designs, and the foreseeable alternatives. The scope of protection generally extends beyond the design of the building structures and includes delivery, assembly, equipment, and techniques. Our patented technology allows us to create modular, prefabricated homes that are designed to fold up for transport which significantly decreases the cost of shipping & the complexity of installation.

Structure Patents (1)

Transport Patents

Factory Patents

Country	Title	Status	Application Number	Patent Number	Issue Date
US	Equipment and Methods for Erecting a Transportable Foldable Building Structure	Granted	16/786315	11220816	11-Jan-2022
WO	Equipment and Methods for Erecting a Transportable Foldable Building Structure	Completed	PCT/US2020/017528
US	ENCLOSURE COMPONENT FABRICATION FACILITY	Published	17/552108
WO	ENCLOSURE COMPONENT FABRICATION FACILITY	Completed	PCT/US2021/063581
CA	ENCLOSURE COMPONENT FABRICATION FACILITY	Published	3204973
EP	ENCLOSURE COMPONENT FABRICATION FACILITY	Published	21920067.2
WO	UNI-TOOL FOR FOLDABLE TRANSPORTABLE STRUCTURE DEPLOYMENT	Published	PCT/US2023/022727
US	UNI-TOOL FOR FOLDABLE TRANSPORTABLE STRUCTURE DEPLOYMENT	Published	18/199141
WO	PLANAR COMPONENT ASSEMBLY LINE	Pending	PCT/US2023/035777
US	PLANAR COMPONENT ASSEMBLY LINE	Pending	18/383123

Furniture Patents

Country	Title	Status	Application Number	Patent Number	Issue Date
WO	COUCH	Published	PCT/US2023/026443
US	QUICK-ASSEMBLY STORAGE BED	Pending	18/231310
WO	QUICK-ASSEMBLY STORAGE BED	Pending	PCT/US2023/029689
US	COUCH	Pending	18/343241

Structural Patents

Country	Title	Status	Application Number	Patent Number	Issue Date
US	MODULAR PREFABRICATED HOUSE	Granted	10/653,523	8,474,194	02-Jul-2013
US	Container	Granted	15/241,446	10,196,173	05-Feb-2019
US	Customizable Transportable Structures & Components Therefor	Granted	16/143,598	10,688,906	23-Jun-2020
WO	Customizable Transportable Structures & Components Therefor	Completed	PCT/US2018/053006
US	Container	Granted	16/220,629	10,961,016	30-Mar-2021
US	Customizable Transportable Structures and Components Therefor	Granted	16/804,473	10,829,029	10-Nov-2020
EP	CUSTOMIZABLE TRANSPORTABLE STRUCTURES & COMPONENTS THEREFOR	Published	18864413.2
US	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Granted	16/786202	11560707	24-Jan-2023
US	Foldable Building Structures with Utility Channels and Laminate Enclosures	Granted	16/786,130	11,118,344	14-Sep-2021
CA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	3129693
CA	Enclosure Component Perimeter Structures	Published	3129822
WO	Foldable Building Structures with Utility Channels and Laminate Enclosures	Completed	PCT/US2020/017524
WO	Enclosure Component Perimeter Structures	Completed	PCT/US2020/017527
US	Customizable Transportable Structures & Components Therefor	Granted	15/931,768	10,926,689	23-Feb-2021
US	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	17/245187	11591789	28-Feb-2023
CN	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	202080014606.4
CN	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Allowed	202080014607.9
EP	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	20755992.3
EP	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Published	20755993.1
MX	Foldable Building Structures with Utility Channels and Laminate Enclosures	Published	MX/a/2021/009720
JP	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	2021-547830

JP	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Published	2021-547829
US	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Granted	17/592990	11566414	31-Jan-2023
US	FOLDABLE ENCLOSURE MEMBERS JOINED BY HINGED I-BEAM	Granted	17/592984	11578482	14-Feb-2023
US	FOLDABLE ENCLOSURE MEMBERS JOINED BY HINGED PERIMETER SECTIONS	Granted	17/592986	11525256	13-Dec-2022
US	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Granted	17/592988	11566413	31-Jan-2023
US	STACKABLE FOLDABLE TRANSPORTABLE BUILDINGS	Granted	17/675646	11739547	29-Aug-2023
US	LIFTABLE FOLDABLE TRANSPORTABLE BUILDINGS	Granted	17/675653	11718984	08-Aug-2023
US	WALL COMPONENT APPURTENANCES	Published	17/587051
US	FOLDING ROOF COMPONENT	Published	17/569962
US	Enclosure Component Panel Sections	Published	17/539,706
US	FOLDING BEAM SYSTEMS	Published	17/527520
US	ENCLOSURE COMPONENT EDGE SEAL SYSTEMS	Published	17/513176
US	Enclosure Component Compression Seal Systems	Published	17/513,207
US	Enclosure Component Shear Seal Systems	Published	17/513,266
US	Sheet/Panel Design for Enclosure Component Manufacture	Published	17/504883
WO	ENCLOSURE COMPONENT PANEL SECTIONS	Completed	PCT/US2021/061343
WO	FOLDING BEAM SYSTEMS	Completed	PCT/US2021/059440
WO	SHEET/PANEL DESIGN FOR ENCLOSURE COMPONENT MANUFACTURE	Completed	PCT/US2021/058912
WO	Enclosure Component Sealing Systems	Completed	PCT/US2021/056415
CA	SHEET/PANEL DESIGN FOR ENCLOSURE COMPONENT MANUFACTURE	Published	3204970
CA	FOLDING BEAM SYSTEMS	Published	3204932
CA	IMPROVED FOLDING ROOF COMPONENT	Published	3204974
CA	ENCLOSURE COMPONENT PANEL SECTIONS	Published	3204937
WO	IMPROVED FOLDING ROOF COMPONENT	Published	PCT/US2022/011415
WO	FOLDABLE TRANSPORTABLE BUILDINGS	Completed	PCT/US2022/016999
CA	FOLDABLE TRANSPORTABLE BUILDINGS	Published	3216637
CN	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	202211067336.0
US	PERIMETER STRUCTURES FOR JOINING ABUTTING ENCLOSURE COMPONENTS	Published	17/971230

US	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	18/071902	11821196	21-Nov-2023
US	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	18/071905
CN	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Published	202211434625.X
EP	ENCLOSURE COMPONENT SEALING SYSTEMS	Published	21920047.4
CN	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	202310349987.7
CN	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Published	202310349974.X
EP	IMPROVED FOLDING ROOF COMPONENT	Published	22739884.9
EP	ENCLOSURE COMPONENT PANEL SECTIONS	Published	21920060.7
EP	FOLDING BEAM SYSTEMS	Published	21920055.7
EP	SHEET/PANEL DESIGN FOR ENCLOSURE COMPONENT MANUFACTURE	Published	21920053.2
US	FOLDABLE TRANSPORTABLE BUILDINGS	Published	18/231319
WO	UNIVERSAL PANEL	Published	PCT/US2023/027363
US	UNIVERSAL PANEL	Published	18/220333
SA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Allowed	521422646
CA	CUSTOMIZABLE TRANSPORTABLE STRUCTURES & COMPONENTS THEREFOR	Granted	3078484	3078484	13-Jul-2021
SA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Pending	522441249
US	VACUUM INSULATED ENCLOSURE COMPONENTS	Pending	63/440797
AU	WALL COMPONENT APPURTENANCES	Pending	2022268186
EP	WALL COMPONENT APPURTENANCES	Pending	22796310.5
EP	FOLDABLE TRANSPORTABLE BUILDINGS	Pending	22796315.4
AU	FOLDABLE TRANSPORTABLE BUILDINGS	Pending	2022264681
JP	FOLDABLE TRANSPORTABLE BUILDINGS	Pending	2023-566904
WO	SUBASSEMBLY FOR ENCLOSURE COMPONENT MANUFACTURE	Pending	PCT/US2023/030033
US	SUBASSEMBLY FOR ENCLOSURE COMPONENT MANUFACTURE	Pending	18/232884
CA	ENCLOSURE COMPONENT SEALING SYSTEMS	Pending	3204967
SA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Pending	522441248
AU	Foldable Building Structures with Utility Channels and Laminate Enclosures	Pending	2020221056

Transportation Patents

Country	Title	Status	Application Number	Patent Number	Issue Date
US	VEHICLE SYSTEM	Granted	14/601,348	10,661,835	26-May-2020
WO	CONTAINER WITH TAPERED EDGES	Completed	PCT/US2016/047717
US	Wheeled Assembly for Item Transport	Granted	16/143,628	11,007,921	18-May-2021
WO	Wheeled Assembly for Item Transport	Completed	PCT/US2018/053015
US	Invertible Reversible Multi-Application Gearbox	Granted	16/168,957	11,193,574	07-Dec-2021
US	Gearbox Mounting System	Granted	16/168,978	10,823,273	03-Nov-2020
US	Customizable Engine Air Intake/Exhaust Systems	Granted	16/168,984	10,760,538	01-Sep-2020
US	Dual-Angle Exhaust Manifold	Granted	16/168,971	10,858,989	08-Dec-2020
US	Turbocharger Exhaust Manifold with Turbine Bypass Outlet	Granted	16/168,999	10,570,813	25-Feb-2020
WO	Invertible Reversible Multi-Application Gearbox	Completed	PCT/US2018/057216
WO	Dual-Angle Exhaust Manifold	Completed	PCT/US2018/057218
WO	Gearbox Mounting System	Completed	PCT/US2018/057222
WO	Customizable Engine Air Intake/Exhaust Systems	Completed	PCT/US2018/057228
WO	Turbocharger Exhaust Manifold with Turbine Bypass Outlet	Completed	PCT/US2018/057233
CA	INVERTIBLE REVERSIBLE MULTI-APPLICATION GEARBOX	Published	3080329
CA	Dual-Angle Exhaust Manifold	Published	3080332
CA	Customizable Engine Air Intake/Exhaust Systems	Published	3080408
CA	Turbocharger Exhaust Manifold with Turbine Bypass Outlet	Published	3080388
US	Intake Air Systems and Components	Granted	16/446,355	11,136,950	05-Oct-2021
WO	Intake Air Systems and Components	Completed	PCT/US2019/038026
CA	Intake Air Systems and Components	Published	3,107,912
US	Chassis Anchoring Systems	Granted	16/579,554	11293467	05-Apr-2022
US	INLINE GEARBOX WITH FAST CHANGE GEARING	Granted	16/670688	11391360	19-Jul-2022
US	Wheel Alignment Mechanism	Granted	16/579,571	10,940,731	09-Mar-2021
US	Vehicle Suspension	Granted	16/579,524	11,034,204	15-Jun-2021
CA	VEHICLE SUSPENSION	Published	3114355
CA	CHASSIS ANCHORING SYSTEMS	Published	3114358
CA	WHEEL ALIGNMENT MECHANISM	Published	3114342
WO	Vehicle Suspension	Completed	PCT/US2019/052475
WO	Chassis Anchoring Systems	Completed	PCT/US2019/052479
WO	Wheel Alignment Mechanism	Completed	PCT/US2019/052485
US	Impact Attenuation Structure	Granted	16/589,308	11,167,706	09-Nov-2021
WO	Impact Attenuation Structure	Completed	PCT/US2019/053946
CA	IMPACT ATTENUATION STRUCTURE	Published	3115229
WO	Inline Gearbox with Fast Change Gearing	Completed	PCT/US2019/059211
EP	WHEELED ASSEMBLY FOR ITEM TRANSPORT	Granted	18863822.5	3691921	10-Jan-2024
GB	INVERTIBLE REVERSIBLE MULTI-APPLICATION GEARBOX	Granted	2009417.3	2583265	24-Aug-2022
US	INLINE GEARBOX WITH FAST CHANGE GEARING	Granted	17/847866	11536360	27-Dec-2022
WO	TRANSPORT SYSTEM	Published	PCT/US2023/014770
US	TRANSPORT SYSTEM	Published	18/118770
CA	WHEELED ASSEMBLY FOR ITEM TRANSPORT	Granted	3078486	3078486	02-Nov-2021

Explanatory Endnotes

1.	All listed patents and patent applications were previously owned by Build IP LLC (a Nevada LLC) and licensed to BOXABL INC. (a Nevada Corp.), except for U.S. provisional patent application nos. 63/324,940, 63/335,880, 63/344,116, 63/356,771, 63/388,366, 63/395,936 and 63/399,389. The assignee of record of U.S. provisional patent application no. 63/344,116 is BOXABL INC. In June 2023, BOXABL acquired all patents and patent applications owned by Build IP when it merged with Build IP’s parent company, 500 Group Inc. For details see Item 13. Certain Relationships and Related Transactions and Director Independence.

2.	Expired U.S. provisional patent applications are not listed.

3.	The status of PCT applications having a priority date within 31 months of the date of this table are listed as “pending.” PCT applications having a priority date more than 31 months from the date of this table are listed with no status provided (e.g., “—”).

4.	Jurisdictions (patent offices) are abbreviated as follows: Australia – AU, Canada – CA, China – CN, European Union – EU, Japan – JP, Mexico – MX, South Africa – SA, United States – US, and Patent Cooperation Treaty – PCT.

Trademarks

BOXABL has acquired the BOXABL trademark through its merger with 500 Group as described above. The BOXABL trademark is registered in the United States, the European Union, and in certain other countries around the world. BOXABL aggressively enforces its rights in the BOXABL trademark whenever third-party uses of similar names are encountered.

Customers

We expect to continue generating sales volume from potential B2B, B2C, and B2G customers once we have obtained required state certifications for additional states and are able to build at our desired production levels. As of December 31, 2024, we have delivered 270 Casitas in total, 156 of which were sold through our B2G channel and 114 of which were sold to B2B customers.

In December 2020, the Company received two purchase orders from ADS, Inc., to deliver 156 Casitas to a supplier for the federal government, recognizing revenue of $9.2 million, which were all delivered by the end of 2022. In addition, during 2022, the Company delivered 51 Casitas to a customer in Arizona recognizing revenue of $3.1 million in 2022. These purchase orders and related agreements are included as Exhibit 10.2 to this Annual Report. During 2022, the Company also delivered 10 Casitas to other customers in Utah, Virginia, California, Texas, and Cuba. These initial orders allowed the Company to continue the development of its manufacturing procedures, to validate our business concept, including a cost-effective shipping solution applicable to remote areas, and obtain user feedback which was used to further develop the Casita product.

During 2023, the company focused on obtaining modular home permitting, processing its applications in Arizona, California, Nevada and New Mexico. During 2023, we received purchase orders for a total of two Casitas from two customers and delivered 2 Casita Boxes to two customers, Michael Fortune and FabMac Homes. During 2024 and early 2025, we obtained state modular approvals from the aforementioned states and continued to explore the potential approval in other states following our demand. In 2024, we started the approval process in Texas. Also, in 2024 the company focused on developing its Phase 2 Modular Building System, which was announced in January 2025.

Early in 2025, we started the permitting process in South Carolina following a sizable order of 30 units intended for that state.

During 2024, we delivered a total of 51 Casitas to 8 Customers: 24 Casitas to Punnet Construction; 6 Casitas to Arizona Treasures LLC; 13 Casitas to American Campground LLC; and 8 Casitas to other customers.

Competition

Our competition can be broken into the following categories:

●	Stick built: Traditional home building method, which accounts for the majority of the market. Raw materials are brought to site and built by hand into finished buildings. This market is made up of many small builders. We think this group represents our likely customer base, as we provide them with a better and faster solution that is competitive in cost.

●	Manufactured: Manufactured homes are standardized homes built in a factory and shipped to site. These homes are generally built to a lower baseline standard of construction and attempt to come in at the lowest cost possible. The defining factor with this product is that they are generally deemed personal property and not real property. Only a few large companies dominate this category. We don’t believe that our product will compete with manufactured homes in the short term, however we believe that if in the future we continue to decrease our product cost following the fundamentals of advanced manufacturing, as did it in the past, the manufactured homes customers will benefit from a reduced cost solution that is superior compared with regular manufactured homes.

●	Modular: Modular homes are factory-built homes required to be built to the same or higher building code standards of stick-built homes. These homes are generally more customizable than a manufactured home and have various use cases (including Accessory Dwelling Units – ADUs). Different than most of our competitors, our solution combines the advantage of standard products that can be produced at mass level getting the benefits of cost reduction with the customization at the home-site with siding, roof, and more. Also our shipping solution is a competitive advantage compared with competition.

●	Panelized systems: Wall panels with different levels of finish are built in a factory and then assembled onsite, usually by those doing stick-built construction. We consider panels a partial solution that still require significant on-site work (for example plumbing, electricity, etc.). Accordingly, compared with our integrated solution, it is slower.

●	RVs: vehicles or towable trailers that include living quarters with different levels of finish are built in a factory and then delivered to customers as a finished product. Compared with our Baby Box, the typical RV product looks like a trailer, not like home.

Employees

As of December 31, 2024, the Company had 72 direct hourly employees, 58 indirect salaried employees, 31 indirect hourly employees, and 6 field indirect hourly employees. These numbers fluctuated as we reduced Casita production levels and restructured the team at our facilities. As of March 31, 2025, our facilities have approximately 119 employees (down from 167 employees at December 31, 2024) due to workforce reductions that took place in January 2025 in line with the Company’s initiatives to align production with product deliveries. BOXABL provides employees a share incentive plan to be awarded at the discretion of the Board of Directors (the “Board”). For details, see Item 11. Executive Compensation – Equity Incentive Plan.

The Company made several pivotal hirings in 2023 and 2024. These changes were made with the intention of upskilling the team. The most notable addition was the October 2023 hiring of Chief Financial Officer, Martin Costas, who started his career in public accounting with PwC, where he contributed to more than 100 audits, consulting and advisory engagements including capital markets engagements; and comes to BOXABL with vast CFO experience leading the finance function in companies such as Honeywell, SLB (former Schlumberger), Sysco and Nexans. During his career, Martin worked with companies in their early maturity stages and contributed to their development, including complex IPO and M&A processes. See Item 10. Directors, Executive Officers and Corporate Governance.

In addition, the Company has made key hires across several departments. The sales team was strengthened with a business development lead and managers, while the engineering department was expanded with design and manufacturing engineers. The compliance team grew with a building code inspector and permits & licensing manager, and the quality assurance (“QA”) team added a QA engineer and inspectors. The government relations team was created with the addition of a new assistant and lead. The Company also strengthened its finance team with the hirings of a seasoned corporate controller, staff accountant, senior accountant, and MIS analyst, along with experienced operations managers. Supporting roles were added across manufacturing and office functions.

Systems

The Company has invested significant resources into modernizing its tech stack, including market-leading systems that improve operational efficiency in areas such as: accounting, spend management, inventory control, sales, customer relations, investor relations, and human resources. The investment into these systems aims to generate enterprise-wide transparency and support the Company’s internal controls.

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

None.

Item 1C. Cybersecurity.

Risk Management and Strategy.

The Company’s cyber risk management strategy has consisted of a focus on minimizing our attack surface and leveraging industry standard cyber threat prevention, detection, and remediation tools. The Company assesses cyber security risk as follows:

(i)	We have executed this strategy with a cloud-first approach, awareness training, and deliberate use of well-established vendors for software and hardware solutions.

(ii)	During February 2024, the Company engaged HUB International as its national insurance broker and risk services consultant. HUB brings industry expertise specifically regarding cybersecurity.

(iii)	The Company consulted with HUB and consulting firm, Cyber Risk Opportunities, to assess its network infrastructure and cyber posture, mitigate cybersecurity threats and protect the Company’s shareholders.

To date, no cybersecurity threats have materially affected our business strategy, operations, or financial condition.

Corporate Governance

Our board of directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Audit Committee of our board of directors (Audit Committee). Our Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors, including the Audit Committee. In response to the departure of our IT Manager in 2024 and a number of other IT personnel in 2025, the Company’s management is in discussions with a number of third parties service providers to provide IT security services as well as the process to hire a new head of IT. In addition, the Company engaged Cyber Risk Opportunities to perform network penetration testing in March 2025 and their findings were reported to the Company’s Audit Committee. Each of their findings have been remediated and were contained as of the date of this report.

Item 2. Properties.

Our principal office and our initial manufacturing facility are located at: 5345 East North Belt Road, North Las Vegas, Nevada, which also serves as our mailing address. We also have manufacturing facilities at 5445 East North Belt Road, North Las Vegas, Nevada and 5553 N. Belt Road, North Las Vegas, Nevada. Leasing information for these properties is described below.

Initial Manufacturing Facility (Factory 1)

On December 29, 2020, we entered into a lease for industrial space which we made into our initial manufacturing facility. We took possession on May 1, 2021 on a sixty-five-month lease. The address of the facility is 5345 E Centennial Pkwy, Building 1, North Las Vegas, NV 89115.

Material Lease Terms

Premises:	Building 1 located at 5345 East North Belt Road, North Las Vegas, NV 89115

Square Feet:	173,720 rentable square feet

Commencement Date:	May 1, 2021

Term:	65 months commencing on May 1, 2021 and ending August 31, 2026; the Company’s first five months of rent were abated by the landlord. The Company began making monthly rent payments on October 1, 2021.

Security Deposit:	$525,000

Additional Security Deposit related to Building Improvements	$258,450

Lease Months	Monthly Base Rent
01 – 12	$87,996
13 – 24	$90,636
25 – 36	$93,355
37 – 48	$96,156
49 – 60	$99,041
61 – 65	$102,012

Triple Net Lease:	All costs, expenses, and obligations relating to the facility during the term of the lease, including operating expenses, repairs, insurance, and taxes, are the responsibility of BOXABL.

Second Manufacturing Facility (Factory 3)

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

Third Manufacturing Facility (Factory 2)

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

On or about March 2023, the Company discovered through one of its compliance programs that a former employee had issued fraudulent securities. An internal investigation was commenced and the matter was reported to the Federal Bureau of Investigation. Shortly thereafter, the Company filed a lawsuit against this former employee for breach of contract, violations of the Computer Fraud and Abuse Act, violations of the Defend Trade Secrets Act, Conversion, Unjust Enrichment, Breach of the Covenant of Good Faith and Fair Dealing and for a temporary and permanent injunction. The Company obtained a default judgment in its favor for a sum less than $1 million. The Company has information that certain of these investors intend to assert claims against the Company for their losses. The Company denies liability for these claims and it is not possible at this time to calculate the Company’s potential exposure for these claims.

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

Other Litigation

The Company has received claims from various parties alleging that it violated certain California laws, including the Trap and Trace Law and California Privacy Laws relating to its Facebook postings. The Company does not expect a material impact to its financial position.

On November 19, 2021, a former employee, who served as Chief Operating Officer during the seven-month period from March 2021 until September 27, 2021, at which time he was terminated, filed a complaint against the Company and its directors in the Eighth Judicial District Court of Clark County, Nevada, claiming breach of contract and wrongful termination. During March 2025, the Company settled this matter without a material impact on the Company’s results of operations or financial condition.

On January 23, 2023, the Office of Administration of the Arizona Dept. of Housing brought an administrative complaint against BOXABL, alleging that BOXABL did not comply with certain requirements prior to shipping housing units into Arizona, and seeking penalties up to suspension or revocation of its license, an administrative penalty, or probation. On February 9, 2023, BOXABL filed its verified Answer, explaining inter alia that BOXABL had acted in good faith and in accordance with its reasonable interpretation of the Department’s instructions regarding the shipments into Arizona, and that shipments were only made after requesting and obtaining the Department’s written consent and authorization in November 2022. This administrative complaint was resolved by settlement agreement on April 21, 2023. BOXABL paid an administrative penalty to Arizona Dept. of Housing in the amount of $48,000 on April 26, 2023, and had satisfied all of its obligations to the Arizona Department of Housing under the settlement agreement.

In a settlement dated May 30, 2023, regarding the costs of the reconstruction of the Casitas in Arizona, Freeport, the purchaser in the Pronghorn transaction, has assumed responsibility to pay reconstruction costs, but the Company will be responsible for 10% of any costs in excess of $1 million. The Company will also incur 50% of shipping costs in the event the contract is canceled and the Casitas removed. The Company accrued a $570,000 warranty for such costs and any costs related to the 10-year limited warranty offering to Pronghorn, which is recorded as a component of accrued expenses and other current liabilities.

On June 13, 2023, the Company filed a lawsuit against a person, not affiliated with the Company, alleging claims based on business disparagement and defamation of the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50,000 in damages. A judgment lien has been placed on property owned by the defendant and the Company is in the process of filing a foreclosure action against the property.

On or about October 5, 2023, Leader Capital High Quality Income Fund, a series of Leader Funds Trust, a Delaware statutory trust, commenced an action against BOXABL and other defendants in the District Court for Nevada asserting claims for breach of duty to register a transfer of a security (NRS 104.8401), Conversion, Intentional Interference with Prospective Economic Advantage. Plaintiff claims that it requested the removal of a restrictive legend to shares held by Plaintiff and that BOXABL refused and/or delayed approval of the removal and caused Plaintiff to suffer damages. The Company has agreed to provide a defense to Transfer Online Inc., its former transfer agent, and we have been engaged in defending the lawsuit. The discovery has commenced in the litigation and the Company intends to file a dispositive motion at the appropriate time. BOXABL denies the merit of the allegations and damages sought and will continue to defend against them. Management estimates a loss range of $1 to $3.7 million from this matter and believes that the Company has a reasonably good probability of success on summary judgment and a reasonably good probability of success at trial.

On February 2, 2024, Pronghorn Homes, LLC, a party to the Arizona mining project, filed a lawsuit against the Company in the State of Arizona, which has a potential loss exposure of up to $295,000. The Company denies liability and intends to defend against this claim. Management does not anticipate the matter will have a material impact on the Company’s results of operations or financial condition.

On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. (“Brave”), and its CEO, Brent McPhail. The lawsuit was filed in the United States District Court for the Eastern District of Michigan. The lawsuit related to the Company’s claim of breach of contract by Brave related to the design, manufacture, and programming of specialized equipment to be used by the Company. Management does not believe this litigation will have a material effect on the Company’s operations. Although recovery of these assets is uncertain, the Company intends to seek full redress available to it.

On July 3, 2024, Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit against Brave Control Solutions, Inc., BOXABL Inc., and Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. The Applicants seek an Order for binding directions on the costs associated with the storage and removal of the Assembly Line Equipment, the sale process, and the distribution of sale proceeds among competing parties. This case was dismissed, without any damages being asserted against the Company.

On November 19, 2024, the Company entered into an agreement with a RV Park for the sale of certain PMRV units. It appears that the RV Park did not obtain required zoning and land use permits to install and use the units at their site in Arizona. The State of Arizona ‘red tagged’ the units and the RV Park asserted claims against the Company, demanding that the Company immediately remove the units. The Company has denied all liability and is negotiating a resolution of the dispute with the RV Park. Management does not anticipate the matter will have a material impact on the Company’s results of operations or financial condition.

We know of no other existing or pending legal proceedings against us, nor are we involved as a plaintiff in any other proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market for the Company’s Common Stock.

Holders

As of March 31, 2025, there were 3,000,000,000 shares of Common Stock, which were held by approximately 4,592 shareholders of record. In addition, there were 194,422,511 shares of our Non-Voting Series A Preferred Stock outstanding, which shares were held by 1,061 shareholders of record, there were 850,604,647 shares of our Non-Voting Series A-1 Preferred Stock outstanding, which shares were held by 4,061 shareholders of record, there were 174,162,563 shares of our Non-Voting Series A-2 Preferred Stock outstanding, which shares were held by 33,647 shareholders of record, and there were 32,448,527 shares of our Non-Voting Series A-3 Preferred Stock outstanding, which shares were held by 5,472 shareholders of record.

Dividends

The Company has never paid cash dividends on any of its capital stock and currently intends to reinvest its future earnings, if any, to fund the development and growth of our business. The Company does not intend to pay cash dividends to holders of its Common Stock for the foreseeable future.

Equity Compensation Plans

The information in the table below was prepared as of fiscal year end December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	242,340,140	$0.61	307,659,860
Equity compensation plans not approved by security holders	-	$-	-
Total	242,340,140	$0.61	307,659,860

Recent Sales of Unregistered Securities and Use of Proceeds

Since December 31, 2021, the Company has engaged in the following offerings of securities. The proceeds raised in each of these offerings were used to fund the development of the Company’s manufacturing facilities, working capital and compensation of executive officers and employees.

●	Beginning November 17, 2020 and through April 1, 2022, the Company sold Convertible Promissory Notes to accredited investors, which converted into 781,541,283 shares of Non-Voting Series A-1 Preferred Stock on April 1, 2022, under Rule 506(c) of Regulation D for a total of $44.9 million in gross proceeds.

●	On March 31, 2022, the Company commenced a Regulation A offering in which it sold Non-Voting Series A Preferred Stock, Non-Voting Series A-1 Preferred Stock, Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. The Regulation A offering also included selling securityholders selling Common Stock. The offering terminated on January 12, 2023, by which time the Company had sold 5,913,600 shares of Non-Voting Series A Preferred Stock for a total of $83,000; 741,700 shares of Non-Voting Series A-1 Preferred Stock for a total of $59,000; and 81,064,147 shares of Non-Voting Series A-2 Preferred Stock for a total of $64.9 million. Commission File No. 024-11419.

●	From August 25, 2022 through February 20, 2023, the Company sold 5,913,887 shares of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert for a total of $4.7 million in reliance on Regulation Crowdfunding. Commission File No. 020-30797.

●	Beginning November 23, 2021, the Company commenced an exempt offering of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D. The Company closed the offering August 31, 2023, having sold 45,010,800 shares for gross proceeds of $33.8 million.

●	On June 15, 2023, the Company engaged in a statutory merger with an affiliated corporation, 500 Group, in which the Company exchanged 37,500,000 shares of Non-Voting Series A-2 Preferred Stock in exchange for 500 Group’s 100 outstanding shares of Common Stock in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. For details, see Item 13. Certain Relationships and Related Transactions and Director Independence. See also Exhibit 10.7 to this Annual Report.

●	Between September 18, 2023 and October 9, 2023, the Company conducted an offering of its Series A-2 Preferred Stock in reliance on Regulation Crowdfunding. The Company sold 4,078,982 shares of Series A-2 Preferred Stock for gross proceeds of $3.3 million. Commission File No. 020-32926.

●	Beginning February 17, 2023, the Company commenced a Canadian offering, through FrontFundr and DealMaker, of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. This offering is subject to applicable exemptions under Canadian securities laws and is strictly limited to investors from specific Canadian provinces, which was verified by FrontFundr. As of December 31, 2024, the Company had sold 595,145 shares of A-2 Preferred Stock for gross proceeds of $476,000.

●	Between September 1, 2023, and July 10, 2024, the Company conducted an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D, selling 13,888,270 shares of A-3 Preferred for gross proceeds of $6.8 million.

●	Beginning May 14, 2024, the Company commenced an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert pursuant to Rule 506(c) of Regulation D. As of December 31, 2024, the Company had sold 696,593 shares of Series A-3 Preferred Stock for gross proceeds of $523,700 under the Regulation D offering.

●	The Company’s offering of Non-Voting Series A-3 Preferred Stock in reliance on Regulation A was qualified on June 24, 2024. As of December 31, 2024, the Company had sold 14,368,074 shares of Series A-3 Preferred Stock for gross proceeds of $10.6 million under Regulation A.

NOTE: All classes of Preferred Stock convert into Common Stock upon the Company undertaking a firm underwriting registered offering (an “IPO”) or an offering of the Company’s Common Stock under Regulation A.

Purchases of equity securities by the issuer and affiliated purchasers.

During 2024, the Company repurchased the following shares:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate Dollar value of shares that may Yet be purchased under the plans
July 1, 2024 to July 31, 2024	3,063	$0.80	0	$0

Total	3,063	$0.80	0	$0

On July 16, 2024, the Company repurchased 3,063 shares of A-2 Preferred Stock for $2,450 from a single stockholder. These shares were repurchased at $0.80/share, which was the stockholder’s original purchase price. This purchase was not part of a larger plan or program to repurchase shares but rather was required in connection with our engagement of Marcum LLP to comply with its independence guidelines to ensure that no partner of the firm holds equity interests in an audit client.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein and in our consolidated financial statements. Please note that certain prior period amounts have been reclassified to conform to the current period presentation. See “Note 2 – Summary of Significant Accounting Policies – Revision of Previously Issued Consolidated Financial Statements” for a description of these changes.

Unless otherwise indicated, dollar amounts above $1000 in this Annual Report have been rounded to the nearest thousand, million or billion, as applicable.

In addition to our consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See above Forward-Looking Statements.

Overview

The Company is a manufacturer of building systems and is in the process of aligning our production levels to match the demand for our products. In addition to our first Nevada manufacturing facility (“Factory 1”), which we took possession of in May 2021, we expanded our production capacity by signing leases for additional Nevada facilities (“Factory 2”) in June 2022 and (“Factory 3”) in May 2023, respectively. While our growth has mainly been funded by our capital raising activities as described below in “Liquidity,” we anticipate our increased manufacturing capacity will allow us to build Boxes more efficiently, and, in doing so generate additional revenue and profit in the future. We continue to improve our workforce, including the expansion of our business development and sales teams to focus and better support the outreach to B2B, B2C, and B2G sales channels, respectively.

To date through March 31, 2025, we have manufactured 701 Casitas and have completed deliveries of 278 Casitas in 6 states, including Arizona, Nevada, California, Oklahoma, Utah, and Hawaii. The majority of US states have a statewide modular program which requires approval of a specific product prior to the product being able to be sold and installed within the state. The requirements to obtain these approvals vary across each state, and the approval process has resulted in delays in the Company’s ability to deliver the product across the country, which has impacted the timing and amount of the Company’s revenues.

The Company has recently obtained state modular approvals under state-wide modular housing programs in Arizona, New Mexico, California and Nevada. The approvals were obtained as follows:

●	During December 2023, we completed the required third-party inspection for the State of Arizona and received a report recommending Factory and Casita certification which was approved by the State.
●	During May 2024, we received approval to sell Casitas as Modular homes in California in certain climate zones.
●	During July 2024, we received approval to sell Casitas under the Statewide Modular Program in New Mexico.
●	During January 2025, we received approval to sell Casitas in Nevada under the Residential building code
●	During January 2025, we received approval to sell Casitas under the Statewide Modular Program in all climate zones in California.

New sales within recently approved states and jurisdictions may continue to face delays due to the time needed for site preparation, arranging funding for the project the purchaser, and other preparatory steps that are required to arrange delivery and installation of the units.

BOXABL also has been focused on selling its products in multiple jurisdictions that do not have a statewide modular housing program. In these areas, the ultimate approval comes down to the local jurisdiction and is determined on a site-by-site basis. This pertains to the following areas:

●	Oklahoma
●	Utah
●	Wyoming
●	Kansas
●	West Virginia
●	Hawaii
●	Vermont
●	Alaska
●	Oregon
●	Connecticut
●	Delaware
●	Tribal Lands

BOXABL is generally also able to sell its Casita, by adding a permanent chassis, as a Park Model RV under ANSI A119.5 in the majority of US states.

The Company retained multiple third-party inspection agencies to assist in achieving certification in multiples states with modular housing legislation simultaneously.

As of December 31, 2024, the Company has delivered 270 units to approved states, states that do not have modular housing legislation or under the Park Model RV classification. In 2025, through March 31, 2025, we delivered an additional 8 Casitas in 2 states.

The Company maintains short-term liquidity of $21.7 million as of December 31, 2024, including $5.8 million of cash and cash equivalents and $15.9 million as short-term investments in U.S. Treasuries. Considering the Company’s burn rate, the Company’s liquidity is sufficient to fund approximately 7 months of operations in case of no revenues.

Trend Information

As of March 31, 2025, the Company has delivered 278 Casitas to 10 customers and has remaining customer deposits of $3.6 million from 8,658 potential customers ranging from $100 to $5,000. The Company currently requires a $500 non-refundable order fee for Casitas to connect that Customer to a BOXABL Preferred Dealer/Installer and survey the related location where the product is intended to be installed. The Company also started accepting $200 non-refundable pre-order fees in January 2025 to be added to the priority list for the newly launched Baby Box.

The Company has been developing an expanded product line, which includes a variety of sizes and configurations that extend beyond our existing Casita model. The growing interest expressed by various external stakeholders including property developers and homebuilders have prompted us to explore additional sales channels. In January 2025, we announced the launch of prototypes of our Next Generation Products.

This includes the Baby Box, a 120 sq ft compact living space, towable trailer, built to RV Standard NFPA 1192 and our Phase 2 Modular Building System, comprising Boxes (modules) of varying dimensions that stack and/or connect allowing a system where homebuilder customers are able to customize the Boxes to build different building types and floorplans.

We plan on beginning production of this product line manually with low capital investment to start.

For Phase 2 modular, we have been prototyping the production over the past few months and built 2 model homes in our Factory. This product will eventually need a new production line. We have developed various manufacturing concepts to manufacture this product in the future. We expect the design & development changes to be completed within 2025 and will focus design and manufacturing efforts based on the orders from developers for specific floorplans/models within the product offering. Manufacturing changes will be completed in parallel to the designs for initial manufacturing launch within the first half of 2026, subject to State approvals.

For Phase 2 Baby Box, we plan to start production of Baby Boxes in the fourth quarter of 2025.

In 2025, and following feedback from our customer base, we also introduced a 2-box configuration set up of our Casita including a 1 or 2 bedroom (for a total of 722 sq. ft.) set up for the California ADU market. This new floor plan can be produced with our existing production line.

Tariffs and Inflation

The U.S. government recently implemented new tariff measures affecting a broad range of imported materials. We have evaluated the potential impact of these actions on our operations and supply chain and do not expect them to have a material impact on our financial position or results of operations in the near term. Our operations are currently supported by a substantial inventory of completed units manufactured prior to the effective dates of the tariff adjustments, which reduces our near-term exposure to increased costs associated with imported materials. Additionally, as we transition into the next phase of our product development, including Phase 2, our sourcing strategy reflects a greater emphasis on domestic procurement. This shift is expected to further mitigate exposure to international trade disruptions and tariff-related cost volatility.

We believe that we are well positioned to react to potential increased costs from our suppliers in the future due to our cost-effective building components and manufacturing process in the factory setting compared to the cost of traditional construction of stick-built homes in the field, which would face similar cost increases. As a result, the Company believes that it would be able to pass on those costs to end customers while keeping the BOXABL solution competitive.

However, recent proposals to change the international trade framework have resulted in substantial regulatory uncertainty regarding international trade and trade policy, both in the United States and abroad. The U.S. government has also raised the possibility of other initiatives that may affect our business, including renegotiation of trade agreements with other countries and the introduction of new or increased import duties or tariffs with respect to products from a number of different countries. In light of this uncertainty and the unknown impact on the broader US and global economy in the future, we do not have clarity at this point over the potential medium to long term impacts our business may face. The availability of certain goods could be affected if foreign suppliers choose to limit their exposure to U.S. markets in response to unfavorable trade policies, which could negatively impact the ability of our suppliers to deliver materials or manufacturing equipment to us and, therefore, delay or impede our deliveries. Furthermore, rising inflation, slower economic growth and increases in unemployment that may result from global trade disruptions could further deflate consumer demand, which may impact the housing market more broadly, reducing demand for our products.

Results of Operations

Revenues

Our FYE 2024 gross revenues were $3.4 million compared to FYE 2023 gross revenues of $344,000. Revenue in 2023 was negatively impacted by delays in the Company’s ability to obtain applicable permits and approvals. The BOXABL Casita finally received modular housing approval in Arizona during December 2023 followed by New Mexico and California in 2024, and Nevada in 2025. Revenue in 2024 was generated by sales of BOXABL Casitas, including the sale of 51 Casitas to eight customers, with significant customers including Punnett Construction (44%); Arizona Treasures LLC (10%), and American Campground LLC (19%). This is in comparison to 2 Casitas delivered in 2023. We are continuing to execute our sales strategy, which includes closing deals from our sales pipeline/waitlist and generating interest in our next generation of products. On July 17, 2024, the Company launched the BOXABL Directory which is a growing network of modular home Preferred Dealers/Installers across the States where the Company has approval to sell its Casita. Since most states require various dealer and installer licenses in order to sell and install modular homes, BOXABL utilizes a network of Preferred BOXABL Dealers/Installers to handle these transactions with its end customers. In addition to the network of Dealers/Installers, the Company has also launched an online dealer portal which allows the approved and trained Dealers/Installers to access a list of potential customers that have ordered a Casita in their area, are ready to proceed with their project, and need sitework and installation services. The launch of the Company’s dealer portal, combined with the expansion of our Preferred Dealer/Installer network, provides a platform for the Company to expand its sales and installation operations throughout the States where our product can be sold. Since launching the BOXABL Directory, the Company has trained and onboarded 80 Dealers/Installers and continues to expand its network. As the Company’s product obtains additional approvals throughout the country, the Company expects to utilize these systems to execute additional sales in these territories, with faster ramp up time.

Cost of Goods Sold

Cost of goods sold were $15.0 million and $10.6 million for FYE 2024 and 2023, respectively. Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, the related labor, and indirect overhead costs associated with that production. During the years ended December 31, 2024 and 2023, manufacturing overhead was $11.6 million and $10.5 million, respectively. This consisted primarily of the allocation of indirect labor, rent and lease expense, and depreciation expense. Other allocations to manufacturing overhead included indirect supplies, scrapped material, and maintenance costs. These overhead costs are relatively fixed and do not increase proportionally with the increase in production or sales.

Cost of goods sold for the years ended December 31, 2024 and 2023, consist of the following:

	December 31,
(In Thousands)	2024	2023
Direct material/shipping	$1,925	$75
Direct labor	1,457	30
Manufacturing overhead	11,585	10,451

Cost of goods sold	$14,966	$10,556

Our of costs of goods sold compared to revenues for each of 2024 and 2023 were significantly elevated due to our reduced production levels as we faced delays on revenues mainly from permitting and regulatory issues, customer readiness and financing. As a result, the factory overhead, including the costs of leasing and operating our factories and indirect labor costs, was allocated to the inventory for total units produced during the year. While we estimate that we could produce and deliver 1,200 Casitas per year at full factory capacity, we only produced 140 Casitas in 2024 and 260 Casitas in 2023, respectively, which bore the full manufacturing overhead costs in each year.

In the first half of 2023, our costs of goods sold included as part of manufacturing overhead a 1% royalty paid to Build IP, a company controlled by our founder and CEO, Paolo Tiramani, under the terms of our exclusive license agreement to utilize the patented technology necessary to produce and deliver our Boxes. In June 2023, the Company acquired Build IP and its parent, 500 Group, both of which were owned by the Company’s CEO, for consideration of $30.0 million paid in Non-Voting Series A-2 Preferred Stock. As a result of this transaction, all royalty payments were ceased immediately. For details, see Item 13. Certain Relationships and Related Transactions and Director Independence.

Operating Expenses

Operating expenses for the years ended December 31, 2024 and 2023, consisted of the following:

	December 31,
(In Thousands)	2024	2023
General and administrative	$12,213	$14,855
Sales and marketing	9,895	8,401
Research and development	6,592	8,292
Impairment loss	12,427	992
Total Operating expenses	$41,127	$32,540

The increase in total operating expenses in 2024 is primarily attributable to an impairment loss on customized equipment. We also incurred higher sales and marketing expenses in 2024, offset by the decrease in research and development and general and administrative expenses.

General and administrative expenses consist of compensation and benefits for various positions including company administration, rents, shop supplies, and utilities. The decrease in general and administrative expenses was primarily related to lower headcount due to restructuring of the workforce and aligning the production levels with sales and the Company’s cost control initiatives. As we expand the Company’s production capacity, we expect these expenses to decrease on a per unit basis. Advertising and marketing expenses generally consist of advertising and promotions. In 2024, the Company undertook significant new advertising campaigns to refine the marketing of the Company’s products focused on generating sales activity, as well as advertising directly to investors. Research and development activity is essential to testing and developing BOXABL products. Our research and development costs were elevated in 2023 as the Company incurred significant costs to obtain permits and approvals. These costs included test raw material used in production and researching industry standards and regulations. Research and development costs declined in 2024, as the Company succeeded in obtaining state approvals under modular housing programs in several states. Following BOXABL obtaining California statewide approval for the Casita in all climate zones in January 2025, we expect to focus future research and development efforts on our Phase 2 Modular Building System and the Baby Box. In 2024, the Company recorded an impairment loss of deposits on equipment and fixed assets totaling $12.4 million related to assets that were procured for the anticipated ramp up of our previously planned generation 2.0 Casita. Prompted by a key supplier of equipment failing to fulfill their obligation, the Company determined that it no longer plans to continue with production of that configuration of Casita and recognized an impairment loss for this customized equipment.

Stock-based Compensation Expense

The Company recognizes stock-based compensation expense based on fair value on the date of grant and recognized over the associated vesting periods. Vesting of RSU awards is generally subject to a 3-year service period and, as of October 18, 2024, also subject to a performance condition. Accordingly, stock-based compensation is recognized upon satisfaction of the service and performance condition. In the case of options, the Company uses the Black-Scholes pricing model to estimate the fair value of options on the date of grant that are then expensed on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur in the year of forfeiture and share-based compensation expense is adjusted accordingly.

For the year ended December 31, 2024 and 2023, the Company recognized $7.2 million and $8.7 million in stock-based compensation, respectively. The decrease is attributable to employee forfeitures upon termination in 2024, offset by the vesting of Stock options and RSUs granted under the Company’s Amended 2021 stock incentive plan. See “Note 12. Stockholders’ Equity – Stock-based Compensation” for further discussion.

Total Other Income and Expenses

For the year ended December 31, 2024, our total other income was $1.8 million as compared to $3.2 million for the year ended December 31, 2023, primarily due to lower balances of interest-bearing deposits.

Liquidity and Capital Resources

Going Concern

The Company’s consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to slower sales associated with delays in obtaining US statewide modular approvals and customer readiness, the Company reported a net loss of $51.0 million and an operating cash outflow of $38.4 million for the year ended December 31, 2024. At December 31, 2024, the Company had an accumulated deficit of $718.4 million. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating product sales, and (c) raising funds through equity financing. The Company anticipates current capital on hand, product revenue, and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. The Company is currently selling shares of its preferred stock through Regulation A and Regulation D offerings in the United States and Canada. Management believes that the actions presently being taken by the Company will provide sufficient liquidity for the Company to continue to execute its business plan over the next year. However, there can be no assurances that management’s plans will be achieved.

Sources of Liquidity

To date, our operations have been financed by our exempt offerings of securities made in reliance on Regulation A, Regulation CF and both Rule 506(c) and Rule 506(b) of Regulation D in the United States and exempt offering regulations in Canada. For details regarding our securities offerings, see below Sales of Securities.

At December 31, 2024, our principal source of liquidity was our unrestricted cash and cash equivalents and short-term investments, which we achieved through our offerings of securities as discussed above. As of December 31, 2024, the Company held $5.8 million in unrestricted cash and cash equivalents and $15.9 million in investments in short-term treasury notes, compared to $18.6 million in cash and cash equivalents, and $27.7 million held in short-term treasury notes as of December 31, 2023. Based on the Company’s current burn rate of $1.6 million per month, we anticipate that the current liquidity together with cash generated from sales of our products as well as sales of additional securities will be sufficient to meet our immediate cash needs for more than 12 months.

Historical Cash Flows

	Year Ended December 31
(In Thousands)	2024	2023

Net Cash Used in Operating Activities	$(38,400)	$(35,622)
Net Cash Provided by Investing Activities	$11,190	$33,426
Net Cash Provided by Financing Activities	$14,508	$15,503

Operating Activities

Cash used in operating activities included net loss adjusted for several non-cash items such as depreciation & amortization, stock-based compensation, impairment loss and other non-cash expenses, in addition to the change in working capital as inventory balances increased.

Investing Activities

Primary investing activities included purchase of property, equipment, leasehold improvement, payment of security deposit for our factory and other facility, and acquisition and sales of short-term and long-term investments. The increase in cash flows provided by investing activities was due to a sales of investments (U.S. Treasuries) during 2023 and 2024.

Financing Activities

Primary sources of our financing activities included net proceeds from issuance and sales of A-2 and A-3 Preferred Stock. This also includes proceeds received in advance of security issuance, which is included within the Company’s subscription liability.

Inventory

Our physical assets increased significantly with inventory of $24.3 million as of December 31, 2024, which is primarily finished goods including 397 Casitas, compared to $18.7 million as of December 31, 2023, which was also primarily finished goods including 313 Casitas. As our sales cycle for Casitas took longer due to delays in permitting and site work and customers readiness, the amount of inventory consisting of finished goods and raw material increased compared to the prior year. Subsequent to December 31, 2024 and through April 14, 2025, we delivered an additional 8 Casitas.

Property, Plant and Equipment

Property, Plant and Equipment decreased to $8.9 million as of December 31, 2024 from $10.8 million at December 31, 2023 primarily resulting from impairment of machinery and equipment and Construction in-progress offset by capital improvements and IT equipment at our manufacturing facility, less depreciation.

In addition to installed capital equipment, the deposits related to production equipment decreased to $93,000 as of December 31, 2024, compared to $9.8 million as of December 31, 2023 as result of the impairment of deposits on equipment and fixed assets discussed under “Results of Operations – Operating Expenses” above.

Sales of Securities

During the years ended December 31, 2024 and 2023, the Company conducted offerings under Regulation A, Regulation Crowdfunding, Regulation D, and/or Canadian fundraising. The progress of these offerings during those periods was as follows:

(In Thousands)	Year Ended December 31, 2024		Year Ended December 31, 2023
Offering	Shares Sold	Gross Proceeds	Shares Sold	Gross Proceeds
Regulation D (Series A-2)	-	$-	11,120	$8,451
Regulation A (Series A, A-1 and A-2)	–	–	-	-
Regulation Crowdfunding (Series A-2)	–	–	4,079	3,263
Regulation A (Series A-3)*	14,431	11,145	–	–
Regulation D (Series A-3)*	6,242	3,769	8,343	4,184
Canada (Series A-2)*	207	166	388	310
Total	20,880	$15,080	23,930	$16,208

* These offering are ongoing.

In addition, on June 15, 2023, the Company engaged in a statutory merger with an affiliated corporation, 500 Group, in which the Company exchanged 37,500,000 shares of Non-Voting Series A-2 Preferred Stock in exchange for 500 Group’s 100 outstanding shares of Common Stock in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. For details, see Item 13. Certain Relationships and Related Transactions and Director Independence.

Material Commitments and Obligations

Expense Commitments

As of December 31, 2024, we reported current lease liabilities of $3.5 million compared to $3.2 million as of December 31, 2023. Our long-term lease liability decreased to $7.2 million as of December 31, 2024, from $10.7 million as of December 31, 2023, due to the passage of time.

Customer Deposits

Our main non-lease liability is the Company’s obligation to customers who have placed deposits on the purchase of our products. As of December 31, 2024, the Company held customer deposits in the amount of $3.6 million, which represented a decrease from $4.0 million as of December 31, 2023. This decrease is due to refunds and/or application of customer deposits to customer orders that were fulfilled during 2024.

Deferred Revenue

As of December 31, 2024, our balance sheet carried $2.3 million of deferred revenue related primarily to advanced deposits on unfulfilled purchase orders, including $1.5 million to Pronghorn Services LLC and $0.3 million to purchase orders from Punnet Construction in Oklahoma. This compares to $2.7 million of deferred revenue as of December 31, 2023. Deferred revenue generally occurs when the Company receives payments from the customer in advance of the Company shipping units to that customer. Pursuant to ASC 606, Revenue Recognition, the Company records deferred revenue for paid, unfulfilled performance obligations which are represented by the Casitas or installer training sessions that had not yet been delivered as of the date of the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2024 or December 31, 2023.

Critical Accounting Policies and Estimates

Inventory Valuation

Inventories consist of raw materials, in-bound freight and duties, work in progress, and finished goods. Inventories available for sale are valued at the lower of cost or net realized value. Cost is determined using the weighted average method. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, bulk sales, and the expected recoverable values for each disposition category. On a periodic basis, the Company performs a physical count of its inventory and records an inventory valuation allowance for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory are valued based on specific identification and management’s estimate of net realizable value, including consideration of whether the items are usable in current or future production. Any difference between cost and estimated realizable value is recognized as an expense.

Intangible Assets

The Company has intangible assets that are accounted for at historical cost and amortized over the respective estimated lives on a straight-line basis and reviewed for impairment whenever events or other changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s intangible assets include: intellectual property associated with patents and trademarks that are amortized over their estimated useful life of 14 years, or the stated expiration date, whichever is more determinable. The Company also has implementation costs for cloud computing and hosting arrangements for software-as-a-service arrangements that are recorded as an intangible asset on the balance sheet, and subsequently amortized over their economic or legal life, whichever is shorter.

The Company applies the following useful lives to its intangible assets:

Intellectual property	14 years
Software	1-3 years
Domain	5 years

The Company has also incurred costs to develop software that are being developed for sale and/or external-use. These software development costs are recognized in Research & Development on the Company’s Statement of Comprehensive Loss, as these costs do not qualify for capitalization until the software has reached the point of technological feasibility, which is determined after the planning, designing, coding, and testing phases have been completed.

Stock-Based Compensation

The Company applies ASC 718, Stock-Based Compensation for all stock-based awards, including stock options and restricted stock units, that are measured at fair value on the date of grant and recognized over the associated vesting periods. The fair value of stock options is estimated on the date of grant using a Black-Scholes model. The fair value of restricted stock awards is estimated on the date of the grant based on the fair value of the Company’s underlying common stock. The Company recognizes compensation expense for stock options on a straight-line basis over the associated service or vesting periods. Effective October 18, 2024, restricted stock awards became subject to a performance condition, which defers vesting of restricted stock awards until a monetization event. Accordingly, the Company shall not recognize stock-based compensation from restricted stock awards until a monetization event becomes probable.

Determining the grant date fair value of stock options using the Black-Scholes option-pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

Planned Timeline

With the success of our initial fundraising through our offerings under Regulation A, Regulation D, and Regulation CF, we have continued to advance our planned timeline. As of March 31, 2025, we see our next 12-month timeline as follows:

Month 1-6:	●	Continue delivery of Casita orders to California, Arizona, New Mexico and Nevada and to states that do not have modular housing legislation, or using Park Model RV configuration.

	●	Release to market Casita 2 boxes set up with one- or two-bedroom floorplans and get it approved in California.

	●	Continue to expand our dealer & installer network to execute the B2C Casita sales.

	●	Establish our RV Dealer in Nevada to facilitate sales of Baby Boxes.

	●	Establish preferred lending relationships for customer financing of BOXABL products.

	●	Obtain plant and Casita certification in South Carolina and Texas. Costs are estimated to be $50,000 per State.

	●	Develop a product suitable for emergency response / temporary accommodation

Month 6-12:	●	Obtain certification in several states including Texas and Nevada for our Casita 2 boxes set up.

	●	Release to market our Emergency Response temporary with B2G focus.

	●	Obtain orders for Phase 2 products to justify development costs for product & manufacturing.

Month 12+:	●	Obtain certification in several states including California, Texas and Nevada for our Phase 2 Modular Building System Boxes. Costs are estimated to be $50,000 per state.

	●	Begin Production of Phase 2 Modular Building System Boxes, depending on receipt of sufficient orders for Phase 2 products.

	●	Develop a smart home, AI-enabled, solution to enhance our products experience.

The Company believes the above referenced activities are achievable with its current cash and cash equivalents. However, there is no assurance that we will be able to meet this timeline. It is provided to identify our intentions for moving forward during the next 12 months of operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company as defined by §229.10(f)(1), BOXABL is not required to provide the information under this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

BOXABL, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BOXABL, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, substantial doubt about the Company’s ability to continue as a going concern is probable. The Company has experienced limited sales and delays in production which have resulted in significant losses, cash used in operating activities and the need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

West Palm Beach, FL

April 14, 2025

We have served as the Company’s auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Boxabl Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Boxabl Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ dbbmckennon

We served as the Company’s auditor from 2020 to 2024.

San Diego, California

April 1, 2024, except for revisions of previously issued financial statements in Note 2 which the date is April 14, 2025

BOXABL INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2024 and 2023

	As of
	December 31, 2024	December 31, 2023
(In Thousands)	(Audited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$5,752	$18,574
Short-term investments	15,943	27,685
Cash, cash equivalents and short-term investments	$21,695	$46,259
Accounts receivable	92	26
Loan receivable - current	270	-
Escrow receivable	365	232
Inventories, net	24,261	18,694
Other current assets	335	444
Total current assets	47,018	65,655

Non-current assets:
Long-term investments	-	2,777
Restricted cash	3,878	3,758
Property and equipment, net	8,929	10,766
Intangible assets, net	542	369
Right of use assets, net	10,026	13,238
Deposits on equipment	93	9,822
Loan receivable - non-current	850	-
Security deposits	1,400	1,140
Total non-current assets	25,718	41,870
Total assets	$72,736	$107,525

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,776	2,349
Customer deposits	3,550	3,987
Deferred revenue	2,286	2,684
Lease liability- current	3,493	3,182
Subscription liability	651	451
Accrued expenses and other current liabilities	688	1,864
Total current liabilities	12,444	14,517

Long-term liabilities:
Lease liability - non-current	7,168	10,661
Total liabilities	$19,612	$25,178

Commitments and contingencies - See Note 13	-	-

Stockholders’ equity:
Series A Preferred Stock $0.00001 par, 0.25 billion shares authorized, 194,423 thousand shares issued and outstanding as of December 31, 2024, and 2023, respectively	2,671	2,671
Series A-1 Preferred Stock $0.00001 par, 1.10 billion shares authorized, 850,605 thousand shares issued and outstanding as of December 31, 2024, and 2023, respectively	630,265	630,265
Series A-2 Preferred Stock $0.00001 par, 2.05 billion shares authorized, 174,160 thousand and 173,956 thousand shares issued and outstanding as of December 31, 2024, and 2023, respectively	100,879	100,773
Series A-3 Preferred Stock $0.00001 par, 8.75 billion shares authorized, 29,016 thousand and 8,343 thousand shares issued and outstanding as of December 31, 2024, and 2023, respectively	18,222	4,020
Unclassified Preferred Stock $$0.00001 par, 2.25 billion shares authorized, 0 shares issued and outstanding as of December 31, 2024, and 2023, respectively	-	-
Common Stock $0.00001 par, 17.8 billion shares authorized, 3.00 billion shares issued and outstanding as of December 31, 2024, and 2023, respectively	30	30
Additional paid-in capital	19,322	12,074
Accumulated Other Comprehensive income (loss)	170
Accumulated deficit	(718,435)	(667,486)
Total stockholders’ equity	53,124	82,347
Total liabilities and stockholders’ equity	$72,736	$107,525

See accompanying notes to the consolidated financial statements

BOXABL INC.

CONSOLIDATED Statements of COMPREHENSIVE LOSS

For the Years Ended December 31, 2024 and 2023

	For The Year Ended
(In Thousands, except per share amounts)	December 31, 2024	December 31, 2023
Revenues	$3,376	$344
Cost of goods sold	14,966	10,556
Gross loss	11,590	10,212

Operating expenses:
General and administrative	12,213	14,855
Sales and marketing	9,895	8,401
Research and development	6,592	8,292
Impairment loss	12,427	992
Total operating expenses	41,127	32,540

Loss from operations	$52,717	$42,752

Other income:
Interest income	(1,583)	(3,119)
Other income	(184)	(107)
Total other income:	(1,767)	(3,226)

Net loss attributed to common stockholders	$50,950	$39,526

Weighted average common shares outstanding - basic and diluted	3,000,000	3,000,000
Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Comprehensive Loss
Net Loss	$50,950	$39,526
Net gain on investments	(170)	-
Comprehensive Loss	$50,780	$39,526

See accompanying notes to the consolidated financial statements

BOXABL INC.

CONSOLIDATED statements of stockholders’ equity

For the Years Ended December 31, 2024 and 2023

	Series A-3 Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive Income	Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance as of January 1, 2023	-	$-	120,869	$89,469	850,605	$630,265	194,423	$2,671	3,000,000	$30	$3,345	$(627,960)	$-	$97,820
Issuance of preferred stock	8,343	4,184	15,587	12,024	-	-	-	-	-	-	-	-	-	16,208
Common control transaction	-	-	37,500	30,000	-	-	-	-	-	-	-	-	-	30,000
Deemed dividend	-	-	-	(29,725)	-	-	-	-	-	-	-	-	-	(29,725)
Offering costs	-	(164)	-	(995)	-	-	-	-	-	-	-	-	-	(1,159)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	8,729	-	-	8,729
Net loss	-	-	-	-	-	-	-	-	-	-	-	(39,526)	-	(39,526)
Balance as of December 31, 2023	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$12,074	$(667,486)	$-	$82,347

Balance as of January 1, 2024	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$12,074	$(667,486)	$-	$82,347
Issuance of preferred stock	20,673	14,914	207	166	-	-	-	-	-	-	-	-	-	15,080
Shares Retired	-	-	(3)	(2)	-	-	-	-	-	-	-	-	-	(2)
Offering costs	-	(712)	-	(57)	-	-	-	-	-	-	-	-	-	(769)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	7,248	-	-	7,248
Net loss	-	-	-	-	-	-	-	-	-	-	-	(50,950)	-	(50,950)
Net gain on investments													170	170
Balance as of December 31, 2024	29,016	$18,222	174,160	$100,879	850,605	$630,265	194,423	$2,671	3,000,000	$30	$19,322	$(718,435)	$170	$53,124

See accompanying notes to the consolidated financial statements

BOXABL INC.

CONSOLIDATED statements of cash flows

For the Years Ended December 31, 2024 and 2023

	For The Year Ended
(In Thousands)	December 31, 2024	December 31, 2023
Cash flows From operating activities:
Net loss	$(50,950)	$(39,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,052	2,375
Stock-based compensation expense	7,248	8,729
Accretion of investment discounts on debt securities	-	(453)
Impairment loss	12,427	992

Changes in operating assets and liabilities:
Accounts receivable	(65)	(26)
Loan receivable	(270)	-
Escrow receivable	(133)	-
Inventories	(5,346)	(10,451)
Other current assets	412	(173)
Accounts payable	(794)	1,067
Deferred revenue	(398)	1,179
Customer deposits	(437)	(270)
Accrued expenses and other current liabilities	(1,176)	736
Right of use assets and liabilities	30	199

Net cash used in operating activities	(38,400)	(35,622)

Cash flows provided by (used by) investing activities:
Purchase of property and equipment	(1,242)	(12,366)
Deposits on equipment	(868)	-
Security deposits	(259)	-
Purchase of intangible assets	(280)	(45)
Proceeds from Loan receivable - non-current	(850)	-
Gross proceeds from sale and maturities of investments	30,067	90,806
Gross purchase of investments	(15,378)	(44,969)

Net cash provided by investing activities	11,190	33,426

Cash flows provided by financing activities:
Proceeds from sale of preferred stock, net of offering costs	14,308	15,052
Accrual of subscription liability	200	451

Net cash provided by financing activities	14,508	15,503

Change in cash, cash equivalents, and restricted cash	(12,702)	13,307
Cash, cash equivalents, and restricted cash beginning of year	22,332	9,025
Cash, cash equivalents, and restricted cash end of the period	$9,630	$22,332

Non cash investing and financing activities:
Acquisition of intellectual property	$-	$272
Acquisition of right of use asset	$-	$12,060
Deemed dividend	$-	$(29,725)
Purchase of asset from prepayments	$2,358	$(2,575)
Purchase of assets in accounts payable	$221	$447

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts recorded on the Company’s unaudited interim consolidated balance sheets

	December 31,
(In Thousands)	2024	2023
Cash and cash equivalents	$5,752	$18,574
Restricted cash	3,878	3,758
Cash, cash equivalents, and restricted cash end of the period	$9,630	$22,332

See accompanying notes to the consolidated financial statements

BOXABL INC.

notes to The CONSOLIDATED financial statements

December 31, 2024 and 2023

(all $ figures in thousands, except per share amounts and unit quantities)

NOTE 1 – INCORPORATION AND NATURE OF OPERATIONS

Description of Business

BOXABL Inc., is a Nevada Corporation originally organized as a Nevada limited liability company, on December 2, 2017. The corporation converted from a Nevada limited liability company to a Nevada corporation on June 16, 2020. These consolidated financial statements of BOXABL Inc., (which may be referred to as the “Company”, “BOXABL”, “we”, “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s headquarters are in Las Vegas, Nevada.

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

The Company’s Casitas can be configured for sale in various ways, including Park Model RV and/or Modular, where a Statewide Modular program exists. The Company is approved to sell its product as a Park Model RV under ANSI A119.5 in the majority of US states.

Currently, the Company is approved to sell its product as a modular home into the following states:

-	Arizona
- -	New Mexico Nevada
-	California

BOXABL also has the ability to sell its product in the following jurisdictions that do not currently have a state-regulated modular program:

-	Oklahoma
-	Utah
-	Wyoming
-	Kansas
-	West Virginia
-	Hawaii
-	Vermont
-	Alaska
-	Oregon
-	Connecticut
-	Delaware
-	Tribal Lands

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

The Company is an “emerging growth company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as modified by the Jumpstart Our Business Start-ups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to non-public companies. The Company has elected to take advantage of this extended transition period and as a result, the Company is not required to adopt new or revised accounting standards on effective dates as they become applicable to public companies. The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Amounts are expressed in US dollars, rounded to the nearest Thousandth (‘000’). The Company’s fiscal year is December 31.

Prior Period Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revision of Previously Issued Consolidated Financial Statements

The Company had previously incorrectly reported $3,119 thousand of net gain on investments in cash flows from operating activities, which was comprised of $2,666 thousand for interest income and $453 thousand for accretion of investment discounts on debt securities. The $2,666 thousand of interest income was erroneously reported as gross proceeds from sales and maturities of investments in cash flows from investing activities. The description of the $453 thousand accretion of investment discounts on debt securities, which is a non-cash item, has been changed on the Statement of Cash Flows to accurately describe the transaction. The Company has evaluated and concluded that these misstatements were not material, either individually, or in the aggregate to its previously issued consolidated financial statements. However, the Company has revised its previously issued consolidated financial statements to correct for such immaterial misstatements.

The Company has summarized the impact of this revision to its previously issued financial statements, including the impacts to specific financial statement line items, and related footnotes, as follows:

Statement of Cash Flows - For The Year Ended December 31, 2023	As Reported	Adj.	As Revised
(In Thousands)
Net gains on investments	$(3,119)	$3,119	$-
Accretion of investment discounts on debt securities	$-	$(453)	$(453)
Net cash used in operations	$(38,288)	$2,666	$(35,622)
Gross proceeds from sale and maturities of investments	$93,472	$(2,666)	$90,806
Net cash provided by investing activities	$36,092	$(2,666)	$33,426

The Company has considered the impact of this error correction on its internal controls over financial reporting and its disclosure controls.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. These estimates form the basis for judgements the Company makes about the carrying value of its assets and liabilities, which are not readily apparent from other sources. These estimates are based on information available as of the date of the consolidated financial statements, including historical information and various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ materially from these estimates.

Risks and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions in the US and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include recession, downturn or governmental policy decisions. These adverse conditions could affect the Company’s financial condition, results of its operations and cash flows.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

●	Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets. Level 1 assets consist of investments.
●	Level 2 – Valuations based on observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The Company valued its employee stock options (NQSO’s and ISO’s) and stock grants (RSU’s) at grant date fair value using a Level 3 mark. See Note 12 – Stockholders Equity – Stock Based Compensation.

Restricted Cash and Deposits

On June 1, 2023, the Company was required to obtain a letter of credit to make a Security Deposit related to the expansion of premises of $3,714 thousand. The letter of credit is collateralized by cash in the Company’s bank account, which is restricted from use until the Letter of Credit is settled. The interest earned on this cash account is also restricted for use until the Letter of Credit is settled. The interest rate on the Letter of Credit was 3.15% as of December 31, 2024. On January 31, 2024, the Company also paid an additional security deposit of $259 thousand for additional tenant improvements to its existing leased facility. As of December 31, 2024 and 2023, the Company held $3,878 thousand and $3,758, respectively, as restricted cash.

Investments in Marketable Debt Securities

The Company generally invests its excess cash into marketable debt securities, which consist of short-term and long-term investments in U.S. treasury bills and notes that were classified as held-to-maturity in 2023, but during 2024 the Company re-classified its short-term investments in U.S. treasury bills and notes as available-for-sale. Available-for-sale debt securities are financial instruments that are reported at fair value, with unrealized gains/losses recorded in Other Comprehensive Loss. Held-to-maturity debt securities are financial instruments for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. The Company reserves for expected credit losses on held-to-maturity debt securities through the allowance for expected credit losses. The Company utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses. The allowance for expected credit losses estimate reflects a lifetime loss estimate and is based on historical loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations may be based on factors such as investee earnings performance, potential refinancing events, changes in the regulatory, economic or technological environment of an investee or doubt about an investee’s ability to continue as a going concern. An increase or a decrease in the allowance for expected credit losses is recorded through other gain (loss) as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost. A debt security is written off when deemed uncollectible. The Company’s investments are invested in treasury debt securities issued by the U.S government and as such, have a low level of inherent risk; generally any changes in their value are attributable to changes in interest rates and market liquidity.

Short-Term Investments in U.S. Treasury Notes, Available-for-Sale

Short-term investments in U.S. Treasury bills and notes are classified as available-for-sale when the Company does not have both the intent and ability to hold them to maturity. Available-for-sale debt securities are reported at fair value, with unrealized gains and losses recorded in Other Comprehensive Loss.

Short-Term Investments in U.S. Treasury Notes, Held-to-Maturity

Short-term investments in U.S. treasury notes include U.S treasury notes with maturities of less than 12 months. Where the Company has both the intent and ability to hold debt securities to maturity, these debt securities are carried at amortized cost. If a U.S. treasury note has an unrealized loss and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we will record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security.

Long-Term Investments in U.S. Treasury Notes, Held-to-Maturity

Long-term investments in U.S. treasury notes include U.S Treasury notes with maturities of 12 months or more. Where the Company has both the intent and ability to hold debt securities to maturity, these debt securities are carried at amortized cost. If a U.S. treasury note has an unrealized loss and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we will record an impairment charge to investment and other income (expense), net for the entire amount of the unrealized loss and adjust the amortized cost basis of the security.

Inventories, net

Inventories consist of raw materials, in-bound freight and duties, work in progress, and finished goods. Inventories available for sale are valued at the lower of cost or net realized value. Cost is determined using the weighted average method. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, bulk sales, and the expected recoverable values for each disposition category. On a periodic basis, the Company performs a physical count of its inventory and records an inventory valuation allowance for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory are valued based on specific identification and management’s estimate of net realizable value, including consideration of whether the items are usable in current or future production. Any difference between cost and estimated realizable value is recognized as an expense.

Loan Receivables, net

Loan receivables consist of formal credit sales in transactions with Customers, where a portion of the sales proceeds consist of an interest-bearing loan originated by the Company. Loan receivables are recognized on the balance sheet and classified as long-term or short-term, respectively, based on the term of the loan. A portion of the loan receivable estimated to be uncollectible is recorded as a credit loss provision, a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”). To reduce instances of credit losses, the Company performs a review of the borrower’s creditworthiness, credit terms are agreed by both parties and formally documented before any sale is completed. We further mitigate potential credit losses by requiring an unlimited personal guarantee from the borrower’s sponsor/owner and the loan is also secured by the underlying asset(s).

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the respective accounts, and any gain or loss is included within gain/loss on disposal of assets within the consolidated statements of operations. Major improvements with economic lives greater than one year are capitalized. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful life. Depreciation is computed using the straight-line method over the following estimated useful lives:

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

Intellectual property	14 years
Software	1-3 years
Domain	5 years

The Company has also incurred costs to develop software that are being developed for sale and/or external-use. These software development costs are recognized in Research & Development on the Company’s Statement of Comprehensive Loss, as these costs do not qualify for capitalization until the software has reached the point of technological feasibility, which is determined after the planning, designing, coding, and testing phases have been completed.

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

Revenues are recognized when performance obligations are satisfied through the sale and transfer of Casitas, services or parts to the Company’s customers. Generally, control transfers upon shipment of the Casita to the customer and considers the transfer of legal title and risk and rewards of ownership to the Customer. Occasionally, performance obligations for the Company may also include the delivery, installation and other services. The Company records a liability for customer deposits received prior to delivery of the Casita or fulfilment of the service. The liability is relieved, with revenue being recognized, once the performance obligations to the customer are satisfied. Generally, this occurs after the customer has paid the contracted amount and the product has been shipped.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, the related labor, and indirect overhead costs associated with that production.

On a periodic basis, the Company performs a physical count of its inventory and records an inventory valuation allowance for inventory that has become obsolete or inventory that has a cost exceeding expected net realizable value. Damaged and obsolete inventory are valued based on specific identification and management’s estimate of net realizable value, including consideration of whether the items are usable in current or future production. The difference between cost and estimated realizable value is charged to expense.

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

Concentration of Credit Risk

Cash and Cash Equivalents:

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Due to the short maturity of these cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents are maintained at high quality financial institutions. As of December 31, 2024 and 2023, the Company’s deposits exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances. Based upon assessment of the financial condition of these institutions, management considers that the risk of loss of any uninsured balances does not have a significant impact on the Company’s operations.

Customers:

During the years ended December 31, 2024 revenues from three customers were approximately 73%, compared to 83% from four customers during the year ended December 31, 2023. As of December 31, 2024, receivables from two customers represented 91% of the receivables compared to 100% of the receivables from one customer for the year ended December 31, 2023.

Stock-Based Compensation

The Company applies ASC 718, Stock-Based Compensation for all stock-based awards, including stock options and restricted stock, that are measured at fair value on the date of grant and recognized over the associated vesting periods. The fair value of stock options is estimated on the date of grant using a Black-Scholes model. The fair value of restricted stock awards is estimated on the date of the grant based on the fair value of the Company’s underlying common stock. The Company recognizes compensation expense for stock options on a straight-line basis over the associated service or vesting periods. Effective October 18, 2024, restricted stock awards became subject to a performance condition, which defers vesting of restricted stock awards until a monetization event. Accordingly, the Company shall not recognize stock-based compensation from restricted stock awards until a monetization event becomes probable.

See Note 12 – Stockholders’ Equity – Preferred and Common Stock for a description of the amendments to the Company’s articles of incorporation and Note 12 – Stockholders’ Equity – Stock-based Compensation for a description of our amended and restated Plan, each of which became effective October 18, 2024

Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

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

Contingencies

The Company is involved in lawsuits, claims, and proceedings, which arise in the ordinary course of business. In accordance with the FASB ASC Topic 450 Contingencies, the Company shall make a provision for a liability when it is both probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions in conjunction with any related provisions on assets related to the claims at least quarterly and adjusts these provisions to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other pertinent information related to the case. Should developments in any of these matters outlined below cause a change in the Company’s determination as to an unfavorable outcome and result in the need to recognize a material provision, or, should any of these matters result in a final adverse judgment or be settled for significant amounts, they could have a material adverse effect on the Company’s results of operations, cash flows, and financial position in the period or periods in which such a change in determination, settlement or judgment occurs.

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

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of December 31, 2024 and 2023, respectively:

	Balance as of
(In Thousands)	December 31, 2024	December 31, 2023
Stock options	50,196	55,236
Restricted stock units	173,572	60,500
Warrants	18,573	10,460
Preferred stock	1,248,203	1,227,102
Potentially dilutive shares	1,490,544	1,353,298

Leases

The Company leases some items of property, plant and equipment, including manufacturing and office space. On the lease commencement date, a lease is classified as a finance lease or an operating lease based on the classification criteria of the lease guidance under ASC 842. In accordance with ASC 842, the Company has recorded right-of-use (“ROU”) assets for all of its leased assets classified as operating leases. The Company has no finance leases. The ROU assets were computed as the present value of future minimum lease payments, including additional payments resulting from a change in an index such as a consumer price index or an interest rate, plus any prepaid lease payments minus any lease incentives received.

Warranty Provision

The Company generally offers its customers a manufacturers’ warranty on Casita products sold for a period of one year. Management records an expense to cost of goods sold for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties. As of December 31, 2024 and December 31, 2023, respectively, the Company’s reserve for warranty totaled $594 thousand and $570 thousand, respectively, and is reflected in “accrued expensed and other current liabilities” in the consolidated balance sheets.

Recent Accounting Pronouncements

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

On November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires the Company to make disclosures about specific types of expenses included in the expense captions presented on the face of its consolidated income statement as well as disclosures about its selling expenses. These new requirements, as amended by ASU 2025-01, will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal periods beginning after December 15, 2027, with early adoption permitted and can be applied on either a prospective or retrospective basis. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and does not expect the impact to be material.

On December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 was effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

On November 2023 the FASB issued improvements to reportable segment disclosures ASU 2023-07, Segment Reporting. The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). It also requires disclosure of other segment items by reportable segment and a description of its composition, whereas the other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. It also requires interim period disclosures about a reportable segment’s P&L and Assets and requires disclosure of the title and position of the Chief Operating Decision Maker (CODM) as well as how the CODM uses the segment P&L in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU was applied on a retroactive basis, to all prior periods presented in the consolidated financial statements, but did not have a material impact on the Company’s segment disclosures. The adoption of 2023-07 did not change the way that the Company identifies its reportable segment. However, it has resulted in incremental disclosures within the notes of the Company’s consolidated financial statements (Note 15).

Management does not believe that any other recently issued, but not effective, accounting standards have a material impact on the consolidated financial statements.

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to limited sales associated with delays in obtaining US statewide modular approvals, the Company reported a net loss of $50,950 thousand, an operating cash outflow of $38,400 thousand for the year ended December 31, 2024. At December 31, 2024 the Company had an accumulated deficit of $718,435 thousand. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating sales of Casitas to generate revenue, and (c) raising funds through equity financing. The Company anticipates current capital on hand and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. The Company is currently selling shares of its preferred stock through Regulation A and Regulation D offerings in the United States. Management believes that the actions presently being taken by the Company will provide sufficient liquidity for the Company to continue to execute its business plan over the next year. However, there can be no assurances that management’s plans will be achieved.

NOTE 4 – INVESTMENTS

As of December 31, 2024 and December 31, 2023, investments in securities consists of U.S. Treasury Notes carried at fair value and amortized cost, respectively, consisted of the following:

	Balance as of
(In Thousands)	December 31, 2024	December 31, 2023
Investments in short-term U.S. Treasury Notes	$15,943	$27,685
Investments in long-term U.S. Treasury Notes	-	2,777
Total investments in U.S. Treasury Notes	$15,943	$30,462

The long-term investments include maturities extending beyond 12 months from the balance sheet date.

The cost basis of investments held is determined by the Company using the specific identification method.

Interest Income on the consolidated Statement of Comprehensive Loss includes the accrued interest and realized interest earned on Treasuries. Unrealized gains and losses on treasuries, classified as available-for-sale, are reported within “unrealized net gains/losses” on the consolidated Statement of Comprehensive Income.

(In Thousands)	Amortized cost	Allowance for credit losses	Net Carrying Amount	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government securities	$15,773	-	$15,773	$170	$-	$15,943
Total	$15,773	$-	$15,773	$170	$-	$15,943

All available-for-sale debt securities have a weighted average maturity of one year or less

The Company does not have any investments with unrealized loss positions. During 2024 the Company re-classified its short-term investments in U.S. treasury bills and notes as available-for-sale. Available-for-sale debt securities are financial instruments that are reported at fair value, with unrealized gains/losses recorded in Other Comprehensive Loss. No allowance for credit losses was recorded for these securities as of December 31, 2024.

NOTE 5 – INVENTORIES, NET

As of December 31, 2024 and 2023, inventory consists of the following:

	Balance as of
(In Thousands)	December 31, 2024	December 31, 2023
Raw material	$3,606	$3,346
Inventory in-transit	110	273
Work-in progress	119	255
Finished goods	20,426	14,820
Total inventory	$24,261	$18,694

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the years ended December 31, 2024, and 2023, the Company recorded $336 thousand and $721 thousand related to obsolete and damaged inventory in cost of goods sold on the consolidated statements of operations. In addition, during 2024 and 2023, the Company recognized $8,700 thousand and $1,424 thousand, respectively, in inventory valuation adjustments within cost of goods sold related to adjusting the carrying value of inventory to its net realizable value.

During the year ended December 31, 2024 and 2023, the Company recorded $303 thousand and $0, respectively in inventory deposit write offs for prepayments on obsolete material, which is reported within “impairment loss” on the consolidated Statement of Comprehensive Loss.

NOTE 6 – LOAN RECEIVABLES, NET

The Company has originated two loan receivables comprised of formal credit sales in transactions with its customers. Based on the loan terms, $850 thousand of these loan receivables have been classified as long-term and $270 thousand of these loan receivables have been classified as short-term, respectively. A portion of the loan receivable estimated to be uncollectible is recorded as a credit loss provision, a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”).

The Company has initiated loans to specific customers to assist them in their financing. The loans were negotiated on an arm’s length basis, accrue interest income, and were originated at market rates. Accordingly, there are no ASC 606 impacts related to a financing component embedded in the loan. Considering that the Company does not have a significant portfolio of loans, or any loss history, it does not have any basis to establish any anticipated expected credit loss. The Company has an on-going business relationship with these Customers and expects to deliver additional units in the future. As the loans are performing, the Company does not anticipate any credit loss associated with these loans. Management will continue to monitor the creditworthiness of these borrowers and apply an expected loss reserve if any anticipation of loss arises.

An aging analysis was performed using historical and forecasted credit loss rates across various delinquency buckets, resulting in a total expected credit loss estimate of $0. As both loan receivables were current and no balances were aged, the Company concluded that no CECL reserve was required as of December 31, 2024.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following amounts as of December 31, 2024 and December 31, 2023:

	Balance as of
(In Thousands)	December 31, 2024	December 31, 2023
Computers and other peripheral equipment	$404	$266
Furniture and fixtures	182	182
Machinery and equipment	7,880	8,754
Tenant improvements	2,804	2,397
Vehicles	748	726
Casita fixed assets	834	825
Construction in-progress	-	690
	12,852	13,840
Less: Accumulated depreciation	(3,923)	(3,074)
Property, plant and equipment, net	$8,929	$10,766

Depreciation

During the year ended December 31, 2024, and 2023, the Company recognized $849 thousand and $1,937 thousand, respectively, in depreciation expense.

Deposits on Equipment

As of December 31, 2024 and 2023, the Company recorded $93 thousand and $9.8 million, respectively, for deposits on equipment which is reported within “deposits on equipment” on the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, respectively, the remaining amount of purchase commitments was approximately $Nil and $3,273 thousand, respectively.

During the year ended December 31, 2024, certain deposits, totaling $8.2 million were impaired as their recoverability was determined to be uncertain. See Impairment Loss below for more information.

Impairment Loss

During the year ended December 31, 2024 and 2023, the Company recorded $12,427 thousand and $992 thousand, respectively, in impairment loss. The amount recorded as impairment loss during the year ended December 31, 2024 were related to assets that were procured to automate production of Casita model. On April 30, 2024, the Company filed a claim against the supplier based on breach of contract and misrepresentation prompted by the supplier of equipment failing to fulfill their obligation. Despite anticipating a judgment in its favor, during June 2024, the Company made the determination that recoverability of these assets and related deposits is uncertain. The Company recognized an impairment loss. For additional information regarding the legal proceedings surrounding this impairment, see Note 13 – Commitments and Contingencies – Legal Proceedings.

NOTE 8 – INTANGIBLE ASSETS, NET

The Company held the following intangible assets as of December 31, 2024, and December 31, 2023:

	As of,
Asset (In Thousands)	December 31, 2024	December 31, 2023
Intellectual property	$418	$398
Software	261	-
Domain	50	50
	729	448
Less: Accumulated amortization	(187)	(79)
Total	$542	$369

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

NOTE 9 – CURRENT LIABILITIES

As of December 31, 2024 and 2023, respectively, current liabilities were comprised primarily of accounts payable, customer deposits and deferred revenue, the current portion of lease liabilities (See Note 10 – Leases), and subscription liabilities (See Note 12 – Stockholders’ Equity).

Accounts Payable

Accounts payable as of December 31, 2024 and 2023 consisted of the following:

	As of,
(In Thousands)	December 31, 2024	December 31, 2023
Outstanding vendor bills	$1,514	$2,221
Sales tax payable	38	-
Credit card balances	224	128
Total	$1,776	$2,349

Customer Deposits

Customer Deposits are comprised of pre-order deposits from customers and prepayments in advance of attendance at on-site installer training. As of December 31, 2024 and 2023, Customer Deposits were reported at $3.6 million and $4.0 million, respectively. This decrease is due to refunds and/or application of customer deposits to customer orders that were fulfilled during 2024.

Deferred Revenue

Deferred revenue is comprised of prepayments on unfulfilled purchase orders and prepayments for Site Surveys. During 2024, the Company began accepting $500 payments from customers beginning the B2C order process, which are used to conduct site surveys for the location or site of the sale. Deferred revenue consisted of the following as of December 31, 2024 and 2023:

	As of,
(In Thousands)	December 31, 2024	December 31, 2023
Customer prepayments	$2,240	$2,684
Site survey deposits	45	-
Total	$2,286	$2,684

NOTE 10 –LEASES

On December 29, 2020, the Company signed a 65-month lease for their 173,000 sq. ft. factory facility, commencing on May 1, 2021. As of December 31, 2020, a $525 thousand security deposit, first month’s rent, $87 thousand, and first-month’s Tenant’s Percentage of Operating Expense Fees (“CAM”) $19 thousand, had been paid to the landlord. The monthly CAM varies from month to month. After December 31, 2022, the Company amended the lease agreement to obtain additional space in a neighboring warehouse for four years, with the first month’s base rent of $116 thousand, increasing by 4% annually. During the year ended December 31, 2024, the Company performed improvements to the leased facility. In connection with these improvements, the Company made an additional security deposit of $259 thousand to the landlord.

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

Maturities of lease liabilities for operating leases as of December 31, 2024, were as follows:

Remaining lease payments (In Thousands)	Fiscal year
2025	$3,997
2026	3,839
2027	2,102
2028	1,509
Thereafter	258
Total lease payments	$11,705
Less: Imputed interest	(1,044)
Total lease liability	$10,661

As of December 31, 2024 and December 31, 2023, the weighted average remaining lease term was 3.1 years and 3.8 years, respectively. As of December 31, 2024 and 2023, the weighted average incremental borrowing rate was 5.5% and 4%, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Year Ended December 31,
(In Thousands)	2024	2023
Consolidated Statement of Comprehensive Loss
Rental income (1)	$89	$89
Professional fees (2)	-	93

	Balance as of
(In Thousands)	December 31, 2024	December 31, 2023
Consolidated Balance Sheets
Preferred Stock (3)	$1,719	$1,719
Acquisition of Patents	-	272
Accounts Receivable (1)	6	-

(1)	The Company has a contract with the majority shareholder and CEO to share certain costs related to office space, support staff, and consultancy services. Refer to Note 10 for details of lease to Supercar System. In addition, under the services agreement between the Company and Supercar System, effective January 1, 2023, the Company receives reimbursements for the Company’s employees who provide services to Supercar System’s business. Supercar System is controlled by the Company’s CEO, Paolo Tiramani. As of December 31, 2024, Supercar System had a balance due to BOXABL of $5.7 thousand related to payroll costs funded by the Company, that were included in Accounts Receivable. This amount was settled on February 28, 2025.

(2)	The Company incurred professional expenses related to a former member of the Board of Directors who provided consulting services.

(3)	As of December 31, 2024 and December 31, 2023, the Company had 26,726 thousand shares outstanding of Series A Preferred Stock, representing an initial cost of $427 thousand held by certain related parties including the spouse and in-laws to the Chief Marketing Officer. As of December 31, 2024 and December 31, 2023, the Company had 5,884 thousand shares outstanding of Series A-1 Preferred Stock, representing an initial cost of $372 thousand held by certain related parties including the in-laws to the Chief Marketing Officer and a former Director of the Company. As of December 31, 2024 and December 31, 2023, the Company had 12,834 thousand Nonqualified Stock Options representing an initial grant date fair value of $920 thousand held by certain related parties including the spouse to the Director of Marketing and a former Director of the Company. See Note 12 – Stockholders’ Equity.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

Preferred Stock Liquidation Preference

The following table summarizes the liquidation preferences as of December 31, 2024, in order of liquidation:

(In Thousands)	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference Balance
Series A-3 Preferred Stock	8,750,000	29,016	$23,213
Series A-2 Preferred Stock	2,050,000	174,160	139,328
Series A-1 Preferred Stock	1,100,000	850,605	67,198
Series A Preferred Stock	250,000	194,423	3,305
Non-classified Preferred Stock	2,250,000	-	-
Total Series A Preferred Stock	14,400,000	1,248,203	$233,044

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

During the years ended December 31, 2024 and 2023, the Company issued 20,672,939 and 8,343,400 shares of Series A-3 Preferred Stock for gross proceeds of $14.9 million and $4.2 million, respectively.

During the years ended December 31, 2024 and 2023, the Company issued 207,053, and 15,587,326 shares of Series A-2 preferred stock for gross proceeds of $166 thousand and $12.0 million, respectively.

Warrants

In connection with the issuance of certain A-3 shares, as of December 31, 2024 and December 31, 2023, respectively, the Company has issued 18,573 thousand and 10,460 thousand warrants that are exercisable at a price of $0.80 per share. Warrants are exercisable for three years from the date of purchase (the “Exercise Period”); provided, however, that the Company may call the warrants, in its sole discretion, at any time upon 30 days written notice to the Shareholders. If redeemed, each warrant shall be redeemed for one share of A-3 Preferred Stock. All unexercised warrants will expire and are subject to certain transfer restrictions.

Escrow Receivable

As of December 31, 2024 and December 31, 2023, the Company recorded $365 thousand and $232 thousand, respectively, of investment holdbacks in escrow receivable on its consolidated balance sheets. These amounts represent cash balances held by a third party, for the benefit of BOXABL.

Offering Costs and Deferred Offering Costs

For the years ended December 31, 2024 and 2023, the Company incurred offering costs of $769 thousand and $1,159 thousand, respectively. These costs include legal fees, commissions, targeted marketing and other deferred costs related directly to the open offerings.

Subscription Liability

As of December 31, 2024 and December 31, 2023, the Company had $651 thousand and $451 thousand, respectively, in a subscription liability pertaining to proceeds received, but the Preferred shares were not yet issued by the Company. These amounts represent funds from equity offerings paid to the Company prior to the issuance of shares. The Company has an obligation to issue the corresponding shares related to these proceeds. In relation to the Regulation A, Preferred A Stock Offering, DealMaker had remitted shareholder funds to the Company, which had not been paid to the selling shareholders until January 2025. These amounts were included within the subscription liability as of December 31, 2024.

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

Awards:

As of December 31, 2024, only Stock Options and Restricted Stock Units (“RSUs”) were outstanding under the Plan.

The Plan permits the following types of awards:

Stock Appreciation Rights:

Stock Appreciation Rights (“SARs”) may be granted to Participants and shall have a per-share base value equal to the Fair Market Value of a share of Common Stock on the Grant Date. SARs may be settled at such times, and subject to restrictions and conditions, which need not be the same for all Participants; provided that no SAR shall settle later than ten (10) years from the Grant Date. Upon settlement, the Participant shall be entitled to receive payment of an amount determined by multiplying (a) the difference, if any, between the Fair Market Value of one share of Common Stock on the date of settlement and the base value of one share of Common Stock on the Grant Date; and (b) the number of shares of Common Stock with respect to which the SAR is settled. Payment for SARs shall be in cash, shares of Common Stock of equivalent value, or in a combination thereof. As of December 31, 2024, the Company has not issued any SARs.

Restricted Stock Unit:

Restricted Stock Unit awards may be subject to transfer and other restrictions including, without limitation, continued employment, performance conditions, or limitations on voting and/or dividend rights. Restricted Stock awards will be forfeited if the restrictions imposed on the Grant Date have not expired at the time of termination of employment or service in the case of a non-employee director or consultant. As of December 31, 2024, the Company has granted 173,571,508 Restricted Stock Units which are subject to time and performance vesting conditions.

Stock Grant Awards:

Stock Grant Awards grant the Participant the right to receive (or purchase at such price as previously determined in the award) a designated number of shares of Common Stock free of any vesting restrictions. The purchase price, if any, shall be payable in cash or other form of consideration. Stock Grant Awards may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation due to the Participant. As of December 31, 2024, the Company has not issued any Stock Grant Awards.

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

A summary of Stock Option activity as of December 31, 2024, and December 31, 2023 is as follows:

	Weighted Average Exercise Price per Share
(In Thousands except for per share price)	Stock Options	Exercise Price per Share	Term (in years)
Outstanding as of December 31, 2022	61,288	$0.13	8.40
Granted	1,357	0.70
Exercised	-	-
Forfeited/cancelled	(7,409)	(0.37)
Outstanding as of December 31, 2023	55,236	$0.13	7.90
Granted	507	0.07
Exercised	-	-
Forfeited/cancelled	(5,547)	0.30
Outstanding as of December 31, 2024	50,196	0.17	7.65
Exercisable as of December 31, 2024	41,360	$0.08	7.13

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

Share-based compensation expense is not adjusted for estimated forfeitures but instead adjusted upon an actual forfeiture of a stock option. Amounts recorded for forfeited or expired unexercised options are accounted for in the year of forfeiture.

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

RSUs represent a right to receive a single common share. Vesting of RSU awards is generally subject to a 3-year service period and effective October 18, 2024, also subject to a performance condition. Accordingly, stock-based compensation is recognized upon satisfaction of the service and performance condition.

The Company granted 126,500,031 RSUs and 54,357,244 RSUs during the years ended December 31, 2024 and 2023, respectively.

A summary of RSU activity as of December 31, 2024 and December 31, 2023 is as follows:

		Weighted-Average Grant Date
(In Thousands except for per share amounts)	RSU’s	Fair Value per Share
Outstanding as of December 31, 2022	17,857	$0.07
Awarded	54,357	0.70
Vested	-
Cancelled	(11,714)	0.72
Outstanding as of December 31, 2023	60,500	$0.51
Awarded	126,500	0.80
Vested	-	-
Cancelled	(13,429)	0.80
Outstanding at December 31, 2024	173,572	$0.79

During the year ended December 31, 2024 and 2023, respectively, the Company recognized stock compensation expense related to stock options and RSU’s, as follows:

	For the Year Ended December 31,
(In Thousands)	2024	2023
Cost of Goods Sold	$2,458	$916
General and Administrative	1,972	3,930
Sales and Marketing	1,468	2,157
Research and Development	1,350	1,726
Total Stock-Based Compensation Expense	$7,248	$8,729

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

The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine an estimate of future forfeiture rates.

Future stock-based compensation expense related to these options and RSUs as of December 31, 2024, to be recognized is approximately $124.8 million, which is expected to be expensed upon satisfaction of the performance condition. This amount of future stock-based compensation expense could be affected by any future option and RSU grants or by any forfeitures.

Stock-based compensation expense for all stock-based awards, including stock options and restricted stock units (“RSUs”), is measured at fair value on the date of grant. The fair value of stock options is estimated on the date of grant using a Black-Scholes option-pricing model. The fair value of RSUs is estimated on the date of grant based on the fair value of the underlying common stock.

The Company has elected to recognize compensation expense for stock options granted to employees on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation expense for RSUs is amortized using the accelerated attribution approach over the requisite service period as long as the performance condition in the form of a specified liquidity event is probable to occur.

The fair value of stock options granted to non-employees is calculated at each grant date and re-measured at each reporting date using the Black-Scholes option-pricing model and the resulting change in value, if any, is recognized in the consolidated statements of operations and comprehensive loss for the periods in which the related services are rendered.

During the year ended December 31, 2024, the Company granted Restricted Stock Units (RSUs) that vest upon the satisfaction of both a service-based and a performance-based requirement. The service condition is a stated service period generally requiring 36 months of service, with the total number of RSUs awarded vesting on a cliff basis after the 36-month anniversary date of the grant. The performance-based condition is an event-based criteria that will be satisfied as to any then-outstanding RSUs on the first to occur of a ‘Qualifying Transaction” defined as: (1) the closing date of a transaction resulting in a change in control; or (2) the effective date of an IPO.

The RSUs vest on the date upon which both the service-based and performance-based requirements are satisfied. If a Qualifying Transaction occurs prior to the Vesting Date, the RSUs shall fully (100%) vest effective immediately prior to and contingent upon the Qualifying Transaction. If the Grantee’s employment by the Company terminates for any reason prior to a Qualifying Transaction, such termination shall result in the immediate forfeiture and cancellation of the RSUs, which means the Grantee will not be entitled to any payment pursuant to this Agreement after the date of such termination. If the RSUs vest, the Company will deliver one share of common stock for each vested RSU on the settlement date. The unvested RSUs expire ten years from the grant date.

As of December 31, 2024, the Company concluded that the event performance condition described above for the RSUs was not probable of being satisfied at such time. As a result, the Company has not recognized any compensation cost to date for any RSUs granted. In the period in which the performance-based condition is achieved, the Company will accelerate all vesting and record the stock-based compensation expense using the accelerated attribution method, based on the grant date fair value of the RSUs.

	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding and unvested at December 31, 2023	60,500,072	$30,900,000
RSUs Granted	126,500,031	$101,200,025
RSUs Forfeited	13,428,595	$10,742,876
Outstanding and unvested at December 31, 2024	173,571,508	$121,357,149

As of December 31, 2024, all stock-based compensation expenses related to the Company’s RSUs remained unrecognized because the performance-based condition was not satisfied. No RSUs had met their service-based vesting condition as of December 31, 2024; also, no RSUs had met the performance vesting condition.

If the performance vesting condition had been satisfied on December 31, 2024, the Company would have recorded $121.3 million of stock-based compensation expense using the accelerated attribution method related to RSUs. Due to the nature of the acceleration clause, upon a Qualified Transaction, 100% of the stock-based compensation expense on these RSUs will be recognized.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

Claims filed by the Company

(i)	The Company initiated legal action against former employees who violated their agreements post-termination. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250 thousand.

(ii)	The Company uncovered potential misconduct by a former employee related to a stock scheme, the impact of which is challenging to measure. The Company anticipates that judgment will be entered in its favor for a sum less than $1 million, but the investigation and extent of damages is ongoing.

(iii)	The Company engaged in litigation with an Internet Blogger who posted defamatory information regarding the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50 thousand in damages. A judgment lien has been placed on property owned by the defendant and the Company is in the process of filing a foreclosure action against the property.

(iv)	On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. and individual Brent McPhail in US District Court. The Company seeks damages equal to all amounts paid under the contracts, among other relief, to recover from these breaches and misrepresentations. The Company anticipates a judgment in its favor, but recovery of these assets is uncertain.

Claims filed against the Company

(i)	The Company received notifications of employment-related charges filed by former employees with the Equal Employment Opportunity Commission (“EEOC”) and the National Labor Relations Board (“NLRB”). The allegations involve various issues such as discrimination and interference with employee rights. The Company provided responses to both agencies and is awaiting further developments. The Company does not expect a material impact to its financial position.

(ii)	The Company’s former Chief Operating Officer, terminated for cause after seven months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its directors. The Company settled this matter in March 2025 without a material impact to its financial position.

(iii)	Leader Capital is a shareholder of the Company and has filed suit against the Company and its previous transfer agent, Transfer Online, Inc. The Company is defending itself and Transfer Online in this lawsuit, which has a potential loss range of between $1 and $3.7 million, but the Company believes it has a good probability of success on summary judgment and a good probability of success at trial. Accordingly, the Company has not accrued a loss contingency for this matter.

(iv)	Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit against Brave Control Solutions, Inc., BOXABL Inc., and Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. This case was dismissed, with no damages asserted against BOXABL.

(v)	The Company has received claims from various parties alleging that BOXABL violated certain California Laws, including the Trap and Trace Law and California Privacy Laws relating to its Facebook postings. The Company does not expect a material impact to its financial position.

(vi)	Pronghorn Homes, LLC, a party to the Arizona mining project, filed a lawsuit against the Company in the State of Arizona, which has a potential loss exposure of up to $295 thousand. The Company denies liability and intends to defend against this claim. Accordingly, the Company has not accrued a loss contingency for this matter.

NOTE 14 – INCOME TAXES

The Company has not recorded any income tax expense for the years ended December 31, 2024 and 2023.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Deferred Tax Assets:
Federal & State NOL Carryforward	$21,429	$13,238
Research & Other Credits	425	576
Capitalized R&D	2,611	2,051
Accruals, Reserve and Other	131	386
Lease Liability	2,359	2,907
Stock Based Compensation	2,325	1,716
Other DTA	2,171	-
Total Gross DTA	31,450	20,874
Less: Val. Allowance	(28,854)	(17,653)
Total Deferred Tax Assets	$2,596	$3,221

Deferred Tax Liabilities:
Fixed Assets	$(340)	$(441)
ROU Assets	(2,219)	(2,780)
Other DTL	(38)	-

Total Gross DTL	$(2,596)	$(3,221)

Net Deferred Tax Assets	$-	$-

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of December 31, 2024 due to historical losses and uncertainty surrounding the use of such assets. The valuation allowance increased by $11.1 million between December 31, 2023 and December 31, 2024 primarily due to the generation of net operating losses.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2024, the Company has net operating loss carryforwards for federal income tax purposes of approximately $100.1 million. The federal net operating losses were all generated after 2017 and are not subject to expiration. The Company does not have any state net operating loss carryforwards.

The Company has research credit carryforwards for federal income tax purposes of approximately $531.4 thousand as of December 31, 2024. The federal credits begin to expire in 2041. The Company does not have any state credit carryforwards.

Utilization of some of the federal net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2024.

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

During the years ended December 31, 2024 and 2023, no interest or penalties were required to be recognized relating for unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

NOTE 15 - SEGMENTS

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Financial Officer, who performs quarterly reviews of the financial information presented on a consolidated basis. The CODM utilizes the Company’s strategic plan, which includes product development roadmaps and the Company’s long-range financial model, including key inputs for resource allocation. Significant expenses include research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Comprehensive Loss. See the consolidated financial statements for other financial information regarding the Company’s single operating segment.

The Company has no significant long-lived assets recognized on the Consolidated Balance Sheets outside of the US jurisdiction.

NOTE 16– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2024 through April 14, 2025, the issuance date of these consolidated financial statements.

Sales and Regulatory Approvals

Between January 1, 2025 and April 10, 2025, the Company shipped 8 units. There are currently 38 units that are under contract with our dealer network which are going through various steps required to be installed such as permitting and site preparation. In addition, the Company has signed contracts with various B2B customers for 119 units.

During January 2025, the Company’s Casita was approved under the Residential Building Code in the State of Nevada and was also approved to be sold across the entire State of California, inclusive of all climate zones.

On January 24, 2025, the Company announced the launch of sales for the Baby Box. In addition, the Company announced its next generation of Phase 2 Boxes (modules) that stack and/or connect to build different building types and floorplans.

Tariffs

Subsequent to year-end, the U.S. government implemented new tariff measures affecting a broad range of imported materials. We have evaluated the potential impact of these actions on our operations and supply chain and do not expect them to have a material impact on our financial position or results of operations in the near term. Our operations are currently supported by a substantial inventory of completed units manufactured prior to the effective dates of the tariff adjustments, which reduces our near-term exposure to increased costs associated with imported materials. Additionally, as we transition into the next phase of our product development, including Phase 2, our sourcing strategy reflects a greater emphasis on domestic procurement. This shift is expected to further mitigate exposure to international trade disruptions and tariff-related cost volatility. We will continue to monitor developments in U.S. trade policy and adjust our supply chain strategy as necessary.

Legal Settlements

On March 25, 2025, the Company settled claims asserted against a former employee as well as claims that the former employee asserted against the Company. The Company paid the former employee $105,000 and the former employee surrendered 5,882,353 shares of the Company’s Preferred A-1 Stock.

Equity Events

Subsequent to December 31, 2024, the Company issued the following:

-	3,077,519 shares of Series A-3 Preferred Stock for gross proceeds of $2,401 thousand through Regulation A.
-	358,494 shares of Series A-3 Preferred Stock for gross proceeds of $273 thousand through Regulation D.

For awards previously issued under the Company’s Amended 2021 Stock Incentive Plan, the Company recognized employee forfeitures of 33,530,390 RSUs and 3,408,531 Stock Options subsequent to December 31, 2024. No additional grants of RSUs or Stock Options were made under the Plan.

Previously issued Stock Options totaling 45,413,041 shares became fully vested at a weighted average exercise price per share of $0.08. None of these options have been exercised.

Subscription Liability

Between January 1, 2025 and April 14, 2025, the Company received net proceeds of $9,428 thousand, prior to issuance of preferred shares, that were recognized as subscription liability.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On May 15, 2024, dbbmckennon , the independent registered public accounting firm for the Company for the preceding five years, submitted a letter of resignation to the Company’s Audit Committee, with such resignation effective as of May 15, 2024. The resignation was approved by the Audit Committee. The reports issued by dbbmckennon on the Company’s consolidated financial statements for the fiscal years ending December 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ending December 31, 2023 and 2022, and during the interim period ending May 15, 2024, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and dbbmckennon on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of dbbmckennon, would have caused dbbmckennon to make reference to the subject matter of the disagreement in their report.

On March 29, 2024, DBBM communicated to the Audit Committee and Management a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) in connection with dbbmckennon’s consolidated financial statement audit for the year ended December 31, 2023. The reportable event consisted of certain material weaknesses in internal controls existed over the valuation of stock-based compensation, as well as disclosure controls over financial reporting under generally accepted accounting principles.

The Company considered dbbmckennon’s assessment of the material weakness and believes that the reportable event resulted from preliminary information that was resolved prior to the issuance of the audit report, and does not constitute a “disagreement” as defined in Item 304(a)(1)(iv) of Regulation S-K. As identified in the Company’s Form 10-K for the year ended December 31, 2023, post-closing adjustments related to stock-based compensation were recorded, and management was able to conclude that its disclosure controls and procedures were effective for the fiscal year ended December 31, 2024.

On August 1, 2024, the Company finalized entering into an engagement to retain Marcum LLP as the Company’s new independent registered public accounting firm. The Company’s Audit Committee had initially approved the selection of Marcum LLP, and the terms of the engagement, on July 11, 2024, which preceded Marcum LLP’s process for approving the engagement. The engagement became binding following both parties executing the engagement letter on August 1, 2024.

During the two most recent fiscal years ended December 31, 2023 and December 31, 2022 and during the subsequent interim period from January 1, 2024 through August 1, 2024, neither the Company nor anyone on its behalf consulted Marcum LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in the design and operation of effective Information Technology General Controls (“ITGC”) over certain key financial IT systems described below. This will require remediation in order to be effective at the reasonable assurance level.

Evaluation of Information Technology General Controls (ITGCs)

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness related to the ineffective design and operation of effective ITGC’s over certain systems that are critical to the Company’s financial reporting process. Specifically, the Company had ineffective design and operation of controls over certain information technology general controls (ITGCs), including user segregation of incompatible duties, program change management, and user access controls to ensure: (i) that access to applications and data, and the ability to perform program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored and restricted. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency for the year ended December 31, 2024. During 2024, significant turnover in the Company’s personnel across the Finance, IT, Legal, and Investor Relations departments contributed to this deficiency.

Notwithstanding the material weakness in our internal control over financial reporting, Management has concluded that our consolidated financial statements and related notes included in this Annual Report on Form 10-K are prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report.

Management’s Plan for Remediation of the Material Weakness

Management, with the oversight of the audit committee of the board of directors, is committed to maintaining a strong internal control environment. In response to the material weakness identified above, we have identified and begun to implement remediation efforts which include: (i) implementing user access rights to formally require segregation of duties over systems that are critical to the Company’s financial reporting; (ii) engaging third-party consultants to assist with the remediation efforts, including enhancing our risk assessment; (iii) hiring of additional and more experienced Accounting, IT, Legal, and Investor Relations personnel and; (iv) reporting remediation measures to the Audit Committee of the Board of Directors.

The Company believes that these actions, when fully implemented, will remediate the material weakness. However, the material weakness will not be considered fully remediated until management designs and implement effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As the Company continues to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plan described above.

Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, under the supervision of our Audit Committee. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, and as a result of the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2024. However, after giving full consideration to this material weakness, Management has concluded that the Company’s consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods disclosed in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for significant turnover in the Company’s personnel across the Finance, IT, Legal, and Investor Relations departments.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

As of March 31, 2025, our directors, executive officers and significant employees were as follows:

Name	Position	Age	Term in Office	Fulltime with the Company
Executive Officers
Paolo Tiramani	Chief Executive Officer	65	Since December 2017	Yes
Galiano Tiramani	Chief Marketing Officer	37	Since December 2017	Yes
Martin Noe Costas	Chief Financial Officer	48	Since October 2023	Yes

Directors
Paolo Tiramani	Director	65	Since June 2020
Galiano Tiramani	Director	37	Since June 2020
David R. Cooper II*	Director	54	Since June 2023
Veronica Nkwodimmah Stanaway*	Director	54	Since June 2023
Gregory F. Ugalde*	Director	64	Since June 2023
Zvi Yemini*	Director	74	Since June 2023

Significant Employees
Kyle Denman	Senior Engineer	31	Since December 2017	Yes

* Independent director.

Paolo Tiramani, Chief Executive Officer, Director

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

Galiano Tiramani, Chief Marketing Officer, Director

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

Kyle Denman, Senior Engineer

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

Involvement in Certain Legal Proceedings

By complying with all requirements of his probation and state law, on August 21, 2023, the Superior Court in the County of Lake agreed to dismiss the convictions and vacated the pleas of Galiano Tiramani’s nolo contendere. The dismissal of the conviction and vacating of the pleas stemmed from a “Nolo Plea” entered on July 10, 2019 in the Superior Court of California (County of Lake) resulting in a conviction of a misdemeanor for possession of marijuana for sale under California’s Health and Safety Code Section 11359 (“HS 11359”) by Mr. Tiramani, who currently serves as Chief Marketing Officer and as a Director on the Company’s Board of Directors.

Corporate Governance

On June 16, 2023, the Company’s controlling stockholders elected five new and independent members to the Board of Directors. Effective February 7, 2024, one of those directors resigned his directorship and has not been replaced to date. Each of the remaining directors are identified in our table of executive officers and directors (above). In 2024, the Board held 4 meetings. No director attended fewer than 75% of the aggregate of the total number of Board meetings and committee meetings. The Company does not have a policy pertaining to the attendance of Board members at the Company’s annual meeting of stockholders. Paolo Tiramani and Galiano Tiramani, as controlling stockholders, waived the annual meeting and signed a stockholder consent electing the current members of the Board on May 1, 2023.

The Board is now comprised of a majority of independent directors, indicated above, as determined under the listing standards of the Nasdaq Listing Rule 5605(a) – (e). As described in more detail below, our independent directors also serve on the Company’s Audit, Compensation and Nominating and Corporate Governance Committees.

Board Leadership Structure and Roles in Risk Oversight

Currently, the Board does not have a Chairman, although Paolo Tiramani, the Company’s CEO, also serves as a Director. While no single leadership model is right for all companies and at all times, the Board recognizes that, depending on the circumstances, other leadership models, such as the appointment of a lead independent director, may be appropriate. Accordingly, the Board may periodically review its leadership structure. In addition, the Board holds sessions in which only independent directors are present.

Our Board is responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our Audit Committee’s Charter (see below) gives the Audit Committee the authority to discuss with management risks faced by the Company, including the policies, guidelines and process by which management assesses and manages such risks. Risk is inherent in every business. As is the case in virtually all businesses, we face a number of risks, including those described in our offering statement relating to our offering in reliance on Regulation A under “Risk Factors” (Commission File No. 024-12402). Our management is responsible for the day-to-day management of the risks we face.

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee is comprised of Paolo Tiramani, Galiano Tiramani, Zvi Yemini, and Gregory Ugalde. The Nominating and Corporate Governance Committee is responsible for, among other things:

●	Identifying individuals qualified to become directors consistent with criteria approved by the Board and recommend to the Board the qualified candidates for directorships to be filled by the Board or by the stockholders;
●	Overseeing the evaluation of the Board and key management;
●	Developing and recommending to the Board a set of corporate governance principles applicable to the Company;
●	Oversight of the Company’s practices and strategy as it pertains to the following (each of which may be considered an ESG mandate):

◌	Workforce health and safety;
◌	Human capital management;
◌	Energy efficiency and the environmental impact of the Company’s homebuilding process;
◌	Home affordability, business ethics and compliance; and
◌	Data privacy and protection.

In 2024, the Nominating and Corporate Governance Committee held 4 meetings. The Nominating and Corporate Governance Committee Charter was included as Appendix A to the Company’s definitive information statement pursuant to Section 14(c) of the Exchange Act, filed with the SEC on September 9, 2024 (the “Information Statement”). In considering qualified candidates to serve on the Board, the Nominating and Corporate Governance Committee seeks to assemble a Board that brings together a variety of skills derived from high quality business and professional experience.

Due to the structure of the Company’s voting power, the Company does not believe a policy for the consideration of director candidates recommended by stockholders is necessary. Paolo Tiramani holds a supermajority vote based on his 73.8% ownership of Common Stock, and combined with the 26% voting power held by Galiano Tiramani, the Tiramanis effectively control 99.8% of the Company’s total voting power.

Compensation Committee

Our Compensation Committee is comprised of David Cooper, Veronica Nkwodimmah Stanaway, Gregory Ugalde and Zvi Yemini. The Compensation Committee is responsible for, among other things:

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

In 2024, the Compensation Committee held 4 meetings. The Compensation Committee Charter was included as Appendix B to the Information Statement. The Compensation Committee approved each executive officer’s 2024 compensation. For information regarding executive officer participation in deliberations regarding compensation, see “Compensation and Insider Participation,” below.

Audit Committee

Our Audit Committee is comprised of David Cooper, Veronica Nkwodimmah Stanaway, and Gregory Ugalde. The Audit Committee is responsible for, among other things:

●	Assisting the Board in fulfilling its oversight responsibilities relating to:

◌	The integrity of the Company’s consolidated financial statements;
◌	The Company’s compliance with legal and regulatory requirements;
◌	The qualifications and independence of the Company’s Independent Auditor; and
◌	The performance of the Company’s internal audit function and independent auditor; and

●	Preparation of any required annual report of the Audit Committee.

Ms. Stanaway qualifies as an audit committee financial expert, as that term is defined under SEC rules, and possesses financial sophistication as defined under Nasdaq rules. In 2024, the Audit Committee held 4 meetings. The Audit Committee Charter was included as Appendix C to the Information Statement.

Audit Committee Report

This report of the Audit Committee is required by the Securities and Exchange Commission (SEC) and, in accordance with the SEC’s rules, will not be deemed to be part of or incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”), except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed “soliciting material” or “filed” under either the Securities Act or the Exchange Act.

The principal purpose of the Audit Committee is to assist the Board in its general oversight of the Company’s accounting practices, system of internal controls, audit processes and financial reporting processes. The Audit Committee is responsible for appointing and retaining our independent auditor and pre-approving the audit and non-audit services to be provided by the independent auditor. The Audit Committee’s function is more fully described in its Charter.

Our management is responsible for the Company’s financial statements and the financial reporting process, including the systems of internal controls, disclosure controls and procedures. Our independent registered public accounting firm for the fiscal year ended December 31, 2024, Marcum LLP, is responsible for performing an independent audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and for issuing a report thereon.

The Audit Committee has reviewed and discussed our audited financial statements for the year ended December 31, 2024 with management and with Marcum LLP. The Audit Committee has also discussed with Marcum LLP the matters required to be discussed by the applicable requirements of the PCAOB and the SEC. In addition, the Audit Committee received the written disclosures and the letter from Marcum LLP required by the applicable requirements of the PCAOB regarding Marcum LLP’s communications with the Audit Committee concerning independence, and has discussed with Marcum LLP its independence.

Based on the review and discussions described above, the Audit Committee recommended to the Board that the audited financial statements be included in this Annual Report.

Members of the Audit Committee who approved this report:

David R. Cooper II

Veronica Nkwodimmah Stanaway

Gregory F. Ugalde

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its employees, executive officers, including its chief executive officer, chief financial officer, controller, and directors. The Code of Ethics and Business Conduct is included as Exhibit 14.1 hereto.

Insider Trading Policy and Prohibited Trading Activities

Our executive officers and directors are subject to a company-wide policy that prohibits short sales involving a BOXABL security, trading in derivatives of a BOXABL security, hedging or monetization transactions, including prepaid variable forward contracts, equity swaps, collars or exchange funds, and a prohibition against holding BOXABL securities in a margin account or pledged as collateral for a loan. Our policy has been included as Appendix D to the Information Statement.

Communications with the Board of Directors

The Company’s stockholders or other interested party may contact the Board members individually or as a group by writing to the Client Relations Manager at BOXABL Inc., 5345 E. N. Belt Road, North Las Vegas, NV 89115, with a request to forward the communication to the intended recipient or recipients. In general, any stockholder communication delivered to the Director of Client Relations for forwarding to the Board or specified Board member or members will be forwarded in accordance with the stockholder’s instructions. However, the Director of Client Relations reserves the right not to forward to Board members any abusive, threatening, or otherwise inappropriate materials. Information regarding the submission of comments or complaints relating to our accounting, internal accounting controls, or auditing matters can be found on our website at https://www.BOXABL.com/contact-us.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers, and persons who own more than 10% of our Common Stock, Non-Voting Series A Preferred Stock, Non-Voting Series A-1 Preferred Stock, Non-Voting Series A-2 Preferred Stock, and Non-Voting Series A-3 Preferred Stock to file reports of their ownership and changes in ownership of our Common Stock with the SEC. Based solely on our review of the reports filed during 2024, we determined that no director, executive officer, or beneficial owner of more than 10% of our Common Stock failed to file a report on a timely basis during 2024.

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

For the fiscal years ended December 31, 2024 and 2023, the Company compensated our three highest-paid executive officers as follows:

(In Thousands)

Name and principal position	Year		Salary ($)		Bonus ($)	Stock awards ($)(4)	Option awards ($)	Non-equity incentive plan compen- sation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)(1)		Total ($)
Paolo Tiramani,	2024		$595		$298					$0		$893
Chief Executive Officer	2023		$595		298					$0		$893
Galiano Tiramani,	2024		$595		$298					$7	(2)	$900
Chief Marketing Officer	2023		$595		$298					$58	(2)	$945
Martin Noe Costas,	2024	(3)	$325		$163	$10,000				$0		$10,488
Chief Financial Officer	2023	(3)	$81	(3)	$163	$5,714				$0		$5,958

(1)	Excludes all amounts paid by the Company to Build IP, LLC as part of its licensing agreement. Build IP, LLC became a subsidiary of BOXABL on June 15, 2023, and the licensing agreement is now void.

(2)	Composed of $0 and $49,000 in 2024 and 2023, respectively, for costs for security equipment and installation for the Chief Marketing Officer and his family to address safety concerns due to specific threats arising directly as a result of his position with the Company, and $7,000 and $9,000 in 2024 and 2023, respectively, for costs related to use of the Company’s vehicle.

(3)	Reflects compensation to Mr. Costas during 2024 and 2023, which employment commenced October 2, 2023. For a complete description of his employment agreement, see Employment Agreements with Key Executives.

(4)	Represents the aggregate grant date fair value of 12,500,000 and 7,142,857 Restricted Stock Units (“RSUs”), granted in 2024 and 2023, respectively, computed in accordance with FASB ASC Topic 718. This amount does not reflect the actual economic value realized by the named executive officer. For additional information see the table Outstanding Equity Awards at Fiscal Year End (below).

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

Perquisites

In approving perquisites to our executive officers, the Compensation Committee considers a number of factors, including the use of the perquisite in connection with the Company’s marketing efforts via social media in addition to the executive officer’s personal use.

The Compensation Committee approved each executive officer’s 2024 compensation. See “Item 10. Directors, Executive Officers and Corporate Governance – Corporate Governance – Compensation Committee.

Employment Agreements with Key Executives

Effective January 1, 2023, the Company entered into employment agreements with our CEO, Paolo Tiramani, and Director of Marketing, Galiano Tiramani. Under the terms of the agreements, each will receive an annual base salary of $595,000, which may be modified at the discretion of the Board. They will both be eligible for an annual bonus determined in the sole discretion of the Board and based, in part, on the performance of the executive and of the Company during the calendar year. The bonus is not earned until paid, and if terminated prior to payment will not be pro-rated. The agreements also provide for vacation at the discretion of the executive subject to the Company’s demands, reimbursement of business expenses, and use of Company employees for tasks outside the course and scope of that employee’s employment with a provision for reimbursement of the Company at the employee’s current hourly rate. Other benefits include personal security services, including assignment of security personnel, for the executives and their immediate families, and an automobile for the executive’s personal and business use with maintenance, insurance and gas paid for by the Company. The agreements also provide for the executives to field test Company products and product components in their personal homes. The agreements provide for at-will employments and will terminate upon death or upon fourteen days written notice from the Company in the event of disability.

Mr. Costas has an at-will employment agreement under which he receives a salary of $325,000 per year and a stock grant (subject to vesting period and other terms and conditions described below), and received a relocation benefit of $28,000 in 2023. The $10.0 million grant to Mr. Costas in 2024 consists of a total of 12,500,000 Restricted Stock Units (“RSUs”) granted under the Company’s Amended 2021 Stock Incentive Plan. The $5.7 million stock grant to Mr. Costas in 2023 consists of a total of7,142,857 Restricted Stock Units (“RSUs”) granted under the Company’s Amended 2021 Stock Incentive Plan. The 2024 RSUs will fully vest on December 24, 2027 and the 2023 RSUs will fully vest on October 2, 2026. In each case, the RSUs will become subject to monetization once fully vested and upon the first to occur of (i) a time at which the Company tenders for and successfully acquires the RSUs, (ii) the date of the closing of a transaction (or series of transactions) that results in a “change of control” of the Company; or (iii) the first trading day that is on or after the expiration of the “lock up” period after the effective date of the initial underwritten sale of the Company’s equity securities to the public on an established securities market (collectively, a “Qualifying Transaction”). The RSUs will be settled in shares of the Company’s Common Stock and a cash payment made in a single sum within fifteen business days after the closing of a Qualifying Transaction. If Mr. Costas’ employment terminates for any reason prior to a Qualifying Transaction, such termination will result in the immediate cancellation and lapse of the RSUs. In the event of termination for cause after a Qualifying Transaction but prior to payment, he will not be entitled to payment. For details see Exhibits 10.18, 10.19 and 10.21 to this Annual Report.

Equity Incentive Plan

On October 4, 2021, the Board authorized, and the stockholders approved, the Company’s Amended 2021 Stock Incentive Plan (the “Plan”), which allows for the award of Options to purchase Common Stock, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), and Stock Grants. In October 2024, the Company further amended its Amended 2021 Stock Incentive Plan to increase the number of shares available for issuance under the Plan, among other items. As of December 31, 2024, the Plan had 550,000,000 shares available for issuance. During the years ended December 31, 2024 and 2023, the Company had granted 507,042 and 1,357,142 stock options to purchase shares of Common Stock, respectively, of which 0 and 939,000 vested immediately upon issuance. The remainder vest over periods ranging from 28 to 36 months and expire ten years from the date of grant. During the years ended December 31, 2024 and 2023, the Company granted 126,500,031 RSUs and 54,357,244 RSUs, respectively. As of December 31, 2024, 173,571,508 RSUs were outstanding. For fiscal year 2023, 60,500,072 RSUs were outstanding.

The Plan provides continual motivation for our officers, employees, consultants and non-employee directors (the “Participants”) to achieve our business and financial objectives and align their interests with the long-term interests of our shareholders. The Plan also provides an incentive to attract, retain and reward certain employees, non-employee directors, and consultants to the Company or an Affiliate. The Plan is administered by the Board of Directors, and awards are made by the Board in its sole discretion. The Board has delegated to the Compensation Committee the authority to administer the Plan. As Plan Administrator, the Compensation Committee has the authority to interpret the Plan, to prescribe, amend, and rescind rules and regulations relating to the Plan, to provide for conditions and assurances deemed necessary or advisable to protect the interest of the Company, and to make all other determinations necessary for the administration of the Plan to the extent not contrary to the express provisions of the Plan.

Stock option grants generally have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire ten years from the grant date unless an earlier time is set in the award agreement. The Compensation Committee of the Board of Directors also has discretion to set terms for vesting, performance goals or other conditions precedent to the exercise of the stock option. If the Participant’s employment or services is terminated for cause all unexercised stock options immediately lapse even if vested; otherwise, participants have three months following termination of employment to exercise vested options. Incentive stock option grants to holders of 10% or more of the Company’s combined voting power of all classes of the Company’s securities will have an exercise price not less than 110% of the fair market value on the date of grant and shall be exercisable for no more than five years from the date of grant.

Compensation of Directors

(In Thousands)

Name	Year	Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Option awards ($)		Non-equity incentive plan compensation ($)		Nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)
Paolo Tiramani	2024	$0	$0		$0		$0		$0		$0	$0
	2023	$0	$0		$0		$0		$0		$0	$0
Galiano Tiramani	2024	$0	$0		$0		$0		$0		$0	$0
	2023	$0	$0		$0		$0		$0		$0	$0
David R. Cooper II	2024	$40	$200		$0		$0		$0		$0	$240
	2023	$40	$46		$0		$0		$0		$0	$86
Veronica Nkwodimmah Stanaway	2024	$40	$200	$		$		$		$		$240
	2023	$40	$46		$0		$0		$0		$0	$86
Gregory F. Ugalde	2024	$40	$200			$		$		$		$240
	2023	$40	$46		$0		$0		$0		$0	$86
Christopher J. Valasek (3)	2024	$40	$200	$		$		$		$		$240
	2023	$40	$46		$0		$0		$0		$0	$86
Zvi Yemini	2024	$40	$200	$		$		$		$		$240
	2023	$40	$46		$0		$0		$0		$0	$86

(1)	In June 2023, five new, independent directors were elected by the majority stockholders and fees for 2023 reflect compensation for a partial year of service. Upon joining the Company each director entered into a participation agreement with the Company providing for $40,000 in annual cash compensation and grants of RSUs, as determined from time to time.

(2)	Represents initial grants in 2023 of 57,143 Restricted Stock Units (“RSUs”) to each director and grants in 2024 of 250,000 RSUs to each director. Each RSU represents the right to receive, upon vesting, one share of Common Stock under the Amended 2021 Stock Incentive Plan. The 2024 RSUs vest on a quarterly basis, and become subject to monetization upon the occurrence of a Qualifying Transaction. The 2023 RSUs vested upon issuance of the stock grants. However, the underlying Common Stock shall not be issued, but deferred until the “Distribution Date,” which is defined as the earlier of five (5) business days following the date on which the Grantee ceases to be a Director of the Company or the date of the consummation of a Qualifying Transaction. In the case of both the 2024 and 2023 grants, the portion of any unvested RSUs will be forfeited upon termination of service as a Director to the Company, and such portion shall be cancelled by the Company. Upon termination of service as a Director of the Company by reason of death or disability, the portion of RSUs awarded that is not vested and unrestricted as of that date shall immediately vest and become unrestricted.

(3)	Mr. Valasek served as a director of the Company until his resignation on February 7, 2025.

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

Outstanding Equity Awards at Fiscal Year-End

Stock Options					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable (1)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (1)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($) (2)
Paolo Tiramani	-	-	-	-	-	-	-	-		-
Galiano Tiramani	-	-	-	-	-	-	-	-		-
Martin Noe Costas	-	-	-	-	-	-	-	19,642,858	(3)	$15,714,286

(1)	All equity awards reported in this table were granted pursuant to the Company’s Amended 2021 Stock Incentive Plan.

(2)	The Company does not have an active trading market for its securities. Accordingly, value reported in this column is based on grant date value in accordance with FASB ASC Topic 718.

(3)	This is comprised of the 2023 award of 7,142,858 RSUs and 2024 award of 12,500,000 RSUs, subject to vesting conditions. See “Employment Agreements with Key Executives” for a discussion of Mr. Costas RSU grants

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table displays, as of December 31, 2024, the voting securities beneficially owned by (1) any individual director or officer who beneficially owns more than 5% of any class of our capital stock entitled to vote, (2) all executive officers and directors as a group and (3) any other holder who beneficially owns more than 5% of any class of our capital stock entitled to vote:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Amount and nature of beneficial ownership acquirable	Percent of class
Common Stock	Paolo Tiramani(1)	2,213,755,800 shares of Common Stock (2)	-	73.8%
Common Stock	Galiano Tiramani(1)	779,389,600 shares of Common Stock (3)(4)	-	26.0%
Common Stock	Officers and Directors as a Group	2,993,145,400 shares of Common Stock (5)	-	99.8%

(1) C/O BOXABL INC., 5345 E. No. Belt Rd., North Las Vegas, NV, 89115.

(2) Includes 1,087,800,000 shares of Common Stock owned by the Paolo Tiramani 2020 Family Gift Trust.

(3) Includes 397,800,000 shares of Common Stock owned by the Galiano Tiramani 2020 Family Gift Trust and 2,500K shares of Common Stock owned by the Dechomai Asset Trust.

(4) Includes 5,633,800 Non-Qualified Stock Options owned by spouse that are fully vested, have an exercise price of $0.071 and expire October 4, 2031.

(5) Does not include 57,143 shares of Common Stock underlying Restricted Stock Units that vested for each of the five directors granted on July 1, 2023 but where the issuance of shares is deferred until the Distribution Date, amounting to a total of 285,715 shares of Common Stock. Also, does not include 250,000 shares of Common Stock underlying Restricted Stock Units that were awarded to each of the five directors granted on December 24, 2024, but subject to quarterly vesting and deferred issuance, amounting to a total of 1,250,000 shares of Common Stock. For details regarding vesting terms, see Compensation of Directors and Officers – Compensation of Directors.

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

Intellectual Property License Agreement and Merger of BOXABL with Affiliated Company

On June 16, 2020, and subsequently amended in November 2021, BOXABL entered into an exclusive license agreement with Build IP, a subsidiary of 500 Group, which is controlled by BOXABL’s founder and CEO, Paolo Tiramani. Pursuant to the license agreement, BOXABL will pay a license fee of 1% of the net selling price generated from the sale of its Casitas to Build IP. As of December 31, 2022 and 2021, $110,000 and $20,000 were recorded as royalty expense in BOXABL’s consolidated financial statements accompanying this Annual Report. On June 15, 2023, the Company engaged in an all-stock statutory merger with 500 Group in which the Company exchanged 37,500,000 shares of its Non-Voting Series A-2 Preferred Stock for 500 Group’s 100 outstanding shares of Common Stock in a transaction valued at $30.0 million. As a result of this merger, 500 Group and Build IP are wholly owned by BOXABL, and their assets, including the intellectual property held by Build IP, are now owned by BOXABL. Accordingly, the license agreement between BOXABL and Build IP is now void. For details, see Exhibit 10.7 to this Annual Report.

Supercar System, Inc. Services Agreement

Effective as of January 1, 2023, the Company and Supercar System entered into a services agreement under which the Company will provide, or will cause third parties to provide, employee services in connection with Supercar System’s business. Supercar System will be required to reimburse the Company for the value of the time spent by a BOXABL employee rendering services to Supercar System based on that employee’s wages at the Company and for the fair market value of any goods or materials consumed in the course of performing such services. The Company can decline requests by Supercar System for any good faith reason. Supercar System is controlled by the Company’s CEO, Paolo Tiramani. As of December 31, 2024, Supercar System had a balance due to BOXABL of $5,700 related to payroll costs. This amount was settled on February 28, 2025. For more details, see also Exhibit 10.14 to this Annual Report.

Supercar System, Inc. Lease Agreement

Pursuant to an agreement dated April 12, 2023, but effective as of January 1, 2023, the Company will lease to Supercar System 11,970 square feet located in the Company’s main property located at 5435 E. N. Belt Road, Las Vegas, Nevada for $7,000 per month. The agreement terminates December 31, 2026 unless otherwise amended in writing by the parties, and the Company retains the right to unilaterally terminate the agreement upon thirty days written notice. Supercar System is controlled by the Company’s CEO, Paolo Tiramani. See Exhibit 10.15 to this Annual Report.

Provision of Professional Services to our CEO and Majority Stockholder

Pursuant to Paolo Tiramani’s employment agreement, BOXABL occasionally provides professional services to the majority shareholder and CEO for work outside of BOXABL’s core business. The amount paid to the Company totaled $5,540 for the year ended December 31, 2024.

Director Independence

For information concerning our independent directors, see above Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

	For the years ended
(In Thousands)	December 31, 2024 (1)	December 31, 2023 (2)
Audit fees (2)	$205	$128
Audit-related fees (3)	$12	$7
Tax fees (4)	$67	$-
All other fees (5)	$-	$-
Total fees	$284	$135

(1)	The Company engaged Marcum LLP as the Company’s independent accounting firm for the year ended December 31, 2024. Previously, the Company had engaged dbbmckennon as the Company’s independent accounting firm for the fiscal year ended December 31, 2023.

(2)	Audit fees consist of the fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(3)	Audit-related fees consist of the fees billed in each of the last two fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(4)	Tax fees comprise fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. These services include tax preparation and filing.

(5)	All other fees comprise fees for products and services provided by the principal accountant other than those specified in audit, audit-related and tax fees.

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

3. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Articles of Incorporation	8-K	000-56579	3.1	October 18, 2024

3.2	Bylaws	1-A POS	024-11419	2.2	September 19, 2022

9.1	Voting Trust Agreement*	10-Q	000-56579	9.1	August 19, 2024

10.1	Facilities Lease Agreement	1-A POS	024-11419	6.2	September 19, 2022

10.2	Initial Purchase Orders and Related Agreements	1-A POS	024-11419	6.4	September 19, 2022

10.3	Form of Room Module Order Agreement	1-A POS	024-11419	6.5	September 19, 2022

10.4	Amended 2021 BOXABL Inc. Stock Incentive Plan	8-K	000-56579	10.4	October 18, 2024

10.5	Employment Agreement of Paolo Tiramani+	10-12G	000-56579	10.6	August 10, 2023

10.6	Employment Agreement of Galiano Tiramani+	10-12G	000-56579	10.7	August 10, 2023

10.7	Merger Agreement	10-12G	000-56579	10.8	August 10, 2023

10.8	Purchase Agreement with Pronghorn Services LLC	10-12G	000-56579	10.9	August 10, 2023

10.9	Amendment No. 1 to Facilities Lease Agreement	10-12G	000-56579	10.10	August 10, 2023

10.10	Amendment No. 2 to Facilities Lease Agreement	10-12G	000-56579	10.11	August 10, 2023

10.11	Amendment No. 3 to Facilities Lease Agreement	10-12G	000-56579	10.12	August 10, 2023

10.12	Amendment No.4 to Facilities Lease Agreement	10-Q	000-56579	10.12	November 12, 2024

10.13	Lease Agreement for Second Manufacturing Facility	10-12G	000-56579	10.13	August 10, 2023

10.14	Supercar System, Inc. Services Agreement	10-12G	000-56579	10.15	August 10, 2023

10.15	Supercar System, Inc. Lease Agreement	10-12G	000-56579	10.16	August 10, 2023

10.16	Form of Award for Employees					X

10.17	Form of Award for Directors					X

10.18	Martin Noe Costas Offer Letter+	8-K	000-56579	10.1	October 13, 2023

10.19	Restricted Stock Unit Agreement between the Company and Martin Noe Costas *	8-K	000-56579	10.2	October 13, 2023

10.20	Punnet Construction Purchase Contract					X

10.21	Restricted Stock Unit Agreement between the Company and Martin Noe Costas *					X

10.22	Form of Award for Consultants					X

14.1	Code of Ethics	10-K	000-56579	14.1	April 1, 2024

23.1	Consent of Marcum LLP					X

31.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

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

(Registrant) BOXABL Inc.

By:	/s/ Paolo Tiramani
Paolo Tiramani
Chief Executive Officer

Date	April 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paolo Tiramani
Paolo Tiramani
Chief Executive Officer and Director

Date	April 14, 2025

By:	/s/ Martin Noe Costas
Martin Noe Costas
Chief Financial Officer and Principal Accounting Officer

Date	April 14, 2025

By:	/s/ Galiano Tiramani
Galiano Tiramani
Director

Date	April 14, 2025

By:	/s/ David R. Cooper II
David R. Cooper II
Director

Date	April 14, 2025

By:	/s/ Veronica Nkwodimmah Stanaway
Veronica Nkwodimmah Stanaway
Director

Date	April 14, 2025

By:	/s/ Gregory F. Ugalde
Gregory F. Ugalde
Director

Date	April 14, 2025

By:	/s/ Zvi Yemini
Zvi Yemini
Director

Date	April 14, 2025

