Form 10-Q
period 2025-03-31
BOXABL Inc.
filed 2025-05-20
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

(702) 500-9000
Registrant’s telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

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
(Title of class)

Common Stock, $0.00001 par value
(Title of class)

SEC 1296 (02-23)	Potential persons who are to respond to the collection of information contained in this Form are not required to respond unless the Form displays a currently valid OMB control number.

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

As of May 20, 2025, the registrant had 3,000,000,000 shares of Common Stock outstanding.

BOXABL Inc.

Form 10-Q

Unless expressly indicated or the context requires otherwise, the terms “BOXABL,” “the Company,” “we,” “us,” and “our” in this document refer to BOXABL Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

Unless otherwise indicated, dollar amounts above $1,000 in this Report have been rounded to the nearest thousand, million or billion, as applicable.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Report may contain forward-looking statements and information relating to, among other things, the Company, its business plan and strategy, and its industry. These forward-looking statements are based on the beliefs of, assumptions made by, and information currently available to the Company’s management. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BOXABL INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(In Thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,392	$5,752
Short-term investments	7,145	15,943
Cash, cash equivalents and short-term investments	$18,537	$21,695
Accounts receivable	39	92
Loan receivable - current	395	270
Escrow receivable	4,404	365
Inventories, net	23,799	24,261
Other current assets	677	335
Total current assets	47,851	47,018

Non-current assets:
Restricted cash	3,901	3,878
Property and equipment, net	8,584	8,929
Intangible assets, net	545	542
Right of use assets, net	9,198	10,026
Deposits on equipment	86	93
Loan receivable – non-current	845	850
Security deposits	1,400	1,400
Total non-current assets	24,559	25,718
Total assets	$72,410	$72,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,357	1,776
Customer deposits	3,418	3,550
Deferred revenue	2,645	2,286
Lease liability- current	3,574	3,493
Subscription liability	518	651
Accrued expenses and other current liabilities	1,140	688
Total current liabilities	12,652	12,444

Long-term liabilities:
Lease liability - non-current	6,248	7,168
Total liabilities	$18,900	$19,612

Commitments and contingencies — See Note 13	-	-

Stockholders’ equity:
Series A Preferred Stock $0.00001 par, 0.25 billion shares authorized, 194,423 thousand shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,671	2,671
Series A-1 Preferred Stock $0.00001 par, 1.10 billion shares authorized, 844,722 thousand and 850,605 thousand shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	630,159	630,265
Series A-2 Preferred Stock $0.00001 par, 2.05 billion shares authorized, 174,277 thousand and 174,160 thousand shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	100,969	100,879
Series A-3 Preferred Stock $0.00001 par, 8.75 billion shares authorized, 47,680 thousand and 29,016 thousand shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	31,865	18,222
Unclassified Preferred Stock $0.00001 par, 2.25 billion shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common Stock $0.00001 par, 17.8 billion shares authorized, 3.00 billion shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	30	30
Additional paid-in capital	16,379	19,322
Accumulated Other Comprehensive income	135	170
Accumulated deficit	(728,698)	(718,435)
Total stockholders’ equity	53,510	53,124
Total liabilities and stockholders’ equity	$72,410	$72,736

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED Statements of COMPREHENSIVE LOSS

	For The Three Months Ended
(In Thousands, except per share amounts)	March 31, 2025	March 31, 2024
Revenues	$123	$625
Cost of goods sold	2,118	4,410
Gross loss	1,995	3,785

Operating expenses:
General and administrative	1,807	3,729
Sales and marketing	6,350	2,859
Research and development	583	2,247
Total operating expenses	8,740	8,835

Loss from operations	10,735	12,620

Other income:
Interest income	(302)	(567)
Other income	(170)	(2)
Total other income:	(472)	(569)

Net loss attributed to common stockholders	$10,263	$12,051

Weighted average common shares outstanding - basic and diluted	3,000,000	3,000,000
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Comprehensive Loss
Net Loss	$10,263	$12,051
Net loss on investments	35	-
Comprehensive Loss	$10,298	$12,051

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED statements of stockholders’  equity

	Series A-3 Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Paid -in	Accumulated	Accumulated Other Comprehensive Income	Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance as of January 1, 2024	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$12,074	$(667,486)	$-	$82,347
Stock based compensation	-	-	-	-	-	-	-	-	-	-	3,044	-	-	3,044
Net loss	-	-	-	-	-	-	-	-	-	-	-	(12,051)	-	(12,051)
Balance as of March 31, 2024	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$15,118	$(679,537)	$-	$73,340

Balance as of January 1, 2025	29,016	$18,223	174,160	$100,879	850,605	$630,265	194,423	$2,671	3,000,000	$30	$19,322	$(718,435)	$170	$53,124
Issuance of preferred stock	18,667	14,530	118	94	-	-	-	-	-	-	-	-	-	14,624
Shares Retired	(4)	(3)			(5,882)	(105)	-	-	-	-	-	-	-	(108)
Offering costs	-	(885)	-	(4)	-	-	-	-	-	-	-	-	-	(888)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	(2,943)	-	-	(2,943)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,263)	-	(10,263)
Net loss on investments													(35)	(35)
Balance as of March 31, 2025	47,680	$31,865	174,277	$100,970	844,722	$630,160	194,423	$2,671	3,000,000	$30	$16,379	$(728,698)	$135	$53,510

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED statements of cash flows

	For The Three Months Ended
(In Thousands)	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(10,263)	$(12,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	503
Stock-based compensation expense	(2,943)	3,044
Credit losses	52	-
Accretion of investment discounts on debt securities	-	(322)
Inventory valuation adjustments	2,149	-

Changes in operating assets and liabilities:
Accounts receivable	53	(225)
Inventories	(1,655)	(464)
Loan receivable	(172)	-
Other current assets	(342)	256
Accounts payable	(487)	(225)
Deferred revenue	359	(114)
Customer deposits	(132)	(152)
Accrued expenses and other current liabilities	452	(419)
Right of use assets and liabilities	(11)	23

Net cash used in operating activities	(12,474)	(10,146)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(100)	(1,213)
Security deposits	-	(259)
Purchase of intangible assets	(16)	-
Gross proceeds from sale and maturities of investments	8,798	7,087
Gross purchase of investments	-	(7,433)
Net cash provided by (used in) investing activities	8,682	(1,818)

Cash flows provided by financing activities:
Proceeds from sale of preferred stock, net of offering costs	9,696	-
Settlement of subscription liability	(241)	139
Net cash provided by financing activities	9,455	139

Change in cash, cash equivalents, and restricted cash	5,663	(11,825)
Cash, cash equivalents, and restricted cash beginning of year	9,630	22,332
Cash, cash equivalents, and restricted cash end of the period	$15,293	$10,507

Non cash investing and financing activities:
Acquisition of intellectual property	$-	$183
Investments held in escrow	$(4,039)	$-
Purchase of assets in accounts payable	$68	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts recorded on the Company’s unaudited interim consolidated balance sheets

	March 31,
(In Thousands)	2025	2024
Cash and cash equivalents	$11,392	$6,718
Restricted cash	3,901	3,789
Cash, cash equivalents, and restricted cash end of the period	$15,293	$10,507

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

Currently, the Company is approved to sell its product as a modular home into the following states:

-	Arizona
-	New Mexico
-	Nevada
-	California

BOXABL also has the ability to sell its product in the following jurisdictions that do not currently have a state-regulated modular program:

-	Oklahoma
-	Utah
-	Wyoming
-	Kansas
-	West Virginia
-	Hawaii
-	Vermont
-	Alaska
-	Oregon
-	Connecticut
-	Delaware
-	Tribal Lands

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended December 31, 2024, included in the Company’s Annual Report on the Form 10-K filed with the SEC on April 14, 2025.

The Company is an “emerging growth company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as modified by the Jumpstart Our Business Start-ups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. An emerging growth company may delay the adoption of certain accounting standards until those standards would otherwise apply to non-public companies. The Company has elected to take advantage of this extended transition period and as a result, the Company is not required to adopt new or revised accounting standards on effective dates as they become applicable to public companies. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Amounts are expressed in US dollars, rounded to the nearest Thousandth (‘000’). The Company’s fiscal year is December 31.

Prior Period Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Revision of Previously Issued Consolidated Financial Statements

The Company had previously incorrectly reported $567 thousand of net gain on investments in cash flows from operating activities, which was comprised of $245 thousand for interest income and $322 thousand for accretion of investment discounts on debt securities. The $245 thousand of interest income was erroneously reported as gross proceeds from sales and maturities of investments in cash flows from investing activities. The description of the $322 thousand accretion of investment discounts on debt securities, which is a non-cash item, has been changed on the Statement of Cash Flows to accurately describe the transaction. The Company has evaluated and concluded that these misstatements were not material, either individually, or in the aggregate to its previously issued unaudited interim condensed consolidated financial statements. However, the Company has revised its previously issued unaudited interim condensed consolidated financial statements to correct for such immaterial misstatements.

The Company has summarized the impact of this revision to its previously issued unaudited interim condensed consolidated financial statements, including the impacts to specific financial statement line items, and related footnotes, as follows:

Statement of Cash Flows - For The Period Ended March 31, 2024	As Reported	Adj.	As Revised
(In Thousands)
Net gains on marketable securities	$(567)	$567	$-
Accretion of investment discounts on debt securities	$-	$(322)	$(322)
Net cash used in operations	$(10,391)	$245	$(10,146)
Gross proceeds from sale and maturities of investments	$7,332	$(245)	$7,087
Net cash used in investing activities	$(1,573)	$(245)	$(1,818)

The Company has considered the impact of this error correction on its internal controls over financial reporting and its disclosure controls.

Use of Estimates

The preparation of these unaudited interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the unaudited interim condensed consolidated financial statements and accompanying notes. Actual results could differ materially from these estimates. These estimates form the basis for judgements the Company makes about the carrying value of its assets and liabilities, which are not readily apparent from other sources. These estimates are based on information available as of the date of the unaudited interim condensed consolidated financial statements, including historical information and various other assumptions that the Company believes are reasonable under the circumstances. Actual results could differ materially from these estimates.

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

Restricted Cash and Deposits

On June 1, 2023, the Company was required to make a security deposit related to the expansion of premises of $3,714 thousand pursuant to the terms of the lease agreement with the landlord. The Company re-allocated funds from its cash and cash equivalent balance and restricted these funds to act as the security deposits. The interest earned on this restricted cash account is also restricted for use by the landlord until the security deposit is settled. The interest rate on the security deposit was 3.15% as of March 31, 2024. On January 31, 2024, the Company also paid an additional security deposit of $259 thousand for additional tenant improvements to its existing leased facility. As of March 31, 2025 and December 31, 2024, the Company held $3,901 thousand and $3,878, respectively, as restricted cash.

Investments in Marketable Debt Securities

The Company generally invests its excess cash into marketable debt securities, which consist of short-term and long-term investments in U.S. treasury bills and notes that were classified as held-to-maturity at March 31, 2024. The Company prospectively re-classified its short-term investments in U.S. treasury bills and notes as available-for-sale debt securities during the quarter ended December 31, 2024. Available-for-sale debt securities are financial instruments that are reported at fair value, with unrealized gains/losses recorded in Other Comprehensive Loss.

Prior to October 1, 2024, all investments in U.S. treasury bills and notes were classified as Held-to-maturity debt securities, which are financial instruments for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. The Company reserves for expected credit losses on held-to-maturity debt securities through the allowance for expected credit losses. The Company utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses. The allowance for expected credit losses estimate reflects a lifetime loss estimate and is based on historical loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations may be based on factors such as investee earnings performance, potential refinancing events, changes in the regulatory, economic or technological environment of an investee or doubt about an investee’s ability to continue as a going concern. An increase or a decrease in the allowance for expected credit losses is recorded through other gain (loss) as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost. A debt security is written off when deemed uncollectible. The Company’s investments in U.S. treasury bills and notes represent debt securities issued by the U.S government and as such, have a low level of inherent risk; generally any changes in their value are attributable to changes in interest rates and market liquidity.

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

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the respective accounts, and any gain or loss is included within gain/loss on disposal of assets within the consolidated statements of comprehensive loss. Major improvements with economic lives greater than one year are capitalized. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful life. Depreciation is computed using the straight-line method over the following estimated useful lives:

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

The Company has also incurred costs to develop software that are being developed for sale and/or external-use. These software development costs are recognized in research and development expenses on the Company’s Statement of Comprehensive Loss, as these costs do not qualify for capitalization until the software has reached the point of technological feasibility, which is determined after the planning, designing, coding, and testing phases have been completed.

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

Revenues are recognized when performance obligations are satisfied through the sale and transfer of Casitas, services or parts to the Company’s customers. Generally, control transfers upon shipment of the Casita to the customer and the transfer of legal title and risk and rewards of ownership to the Customer. Occasionally, performance obligations for the Company may also include the delivery, installation and other services. The Company records a liability for customer deposits received prior to delivery of the Casita or fulfilment of the service. The liability is relieved, with revenue being recognized, once the performance obligations to the customer are satisfied. Generally, this occurs after the customer has paid the contracted amount and the product has been shipped.

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

Advertising Costs

The Company incurs third party advertising costs as well as payroll-related costs for its marketing personnel engaged in promotional activities. Advertising and promotion costs to market our products and services are expensed as incurred. Certain marketing costs related to the issuance of the Company’s securities are accounted for as a reduction to the proceeds from the equity offering and not included in sales and marketing expenses.

Research and Development

Research and development costs consisting of design, materials, and consultants related to prototype and process improvements and developments are expensed as incurred.

Concentration of Credit Risk

Cash and Cash Equivalents:

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Due to the short maturity of these cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents are maintained at high quality financial institutions. As of March 31, 2025 and 2024, the Company’s deposits exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances. Based upon assessment of the financial condition of these institutions, management considers that the risk of loss of any uninsured balances does not have a significant impact on the Company’s operations.

Customers:

During the three months ended March 31, 2025 and 2024 revenues from one customer and four customers were approximately 48% and 90% of the Company’s revenues, respectively. As of March 31, 2025 and December 31, 2024, receivables from one and two customers represented 100% and 91% of the Company’s accounts receivable, respectively.

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

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of March 31, 2025 and December 31, 2024, respectively:

	Balance as of
(In Thousands)	March 31, 2025	December 31, 2024
Stock options	46,700	50,196
Restricted stock units	139,837	173,572
Warrants	18,573	18,573
Preferred stock	1,261,102	1,248,203
Potentially dilutive shares	1,466,212	1,490,544

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

Warranty Provision

The Company generally offers its customers a manufacturers’ warranty on Casita products sold for a period of one year. Management records an expense to cost of goods sold for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties. As of March 31, 2025 and December 31, 2024, respectively, the Company’s reserve for warranty totaled $593 thousand and $594 thousand, respectively, and is reflected in “accrued expenses and other current liabilities” in the consolidated balance sheets.

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

On November 2023 the FASB issued improvements to reportable segment disclosures ASU 2023-07, Segment Reporting. The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). It also requires disclosure of other segment items by reportable segment and a description of its composition, whereas the other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. It also requires interim period disclosures about a reportable segment’s P&L and Assets and requires disclosure of the title and position of the Chief Operating Decision Maker (CODM) as well as how the CODM uses the segment P&L in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU was applied on a retroactive basis, to all prior periods presented in the unaudited interim condensed consolidated financial statements, but did not have a material impact on the Company’s segment disclosures. The adoption of 2023-07 did not change the way that the Company identifies its reportable segment. However, it has resulted in incremental disclosures within the notes of the Company’s unaudited interim condensed consolidated financial statements (Note 15).

Management does not believe that any other recently issued, but not effective, accounting standards have a material impact on the consolidated financial statements.

NOTE 3 – GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to limited sales associated with delays in obtaining US statewide modular approvals, the Company reported a net loss of $10,263 thousand, and operating cash outflow of $12,474 thousand for the three months ended March 31, 2025. At March 31, 2025 the Company had an accumulated deficit of $728,698 thousand. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

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

NOTE 4 – INVESTMENTS

As of March 31, 2025 and December 31, 2024, investments in securities consists of U.S. Treasury Notes carried at fair value and amortized cost, respectively, consisted of the following:

	Balance as of
(In Thousands)	March 31, 2025	December 31, 2024
Investments in short-term U.S. Treasury Notes	$7,145	$15,943
Investments in long-term U.S. Treasury Notes	-	-
Total investments in U.S. Treasury Notes	$7,145	$15,943

The long-term investments include maturities extending beyond 12 months from the balance sheet date.

The cost basis of investments held is determined by the Company using the specific identification method.

Interest Income on the consolidated Statement of Comprehensive Loss includes the accrued interest and realized interest earned on Treasuries. Unrealized gains and losses on treasuries, classified as available-for-sale, are reported within “unrealized net gains/losses” on the consolidated Statement of Comprehensive Loss.

(In Thousands)	Amortized cost	Allowance for credit losses	Net Carrying Amount	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Government securities	$7,010	-	$7,010	$135	$-	$7,145
Total	$7,010	$-	$7,010	$135	$-	$7,145

All available-for-sale debt securities have a weighted average maturity of one year or less.

The Company does not have any investments with unrealized loss positions. During 2024 the Company re-classified its short-term investments in U.S. treasury bills and notes as available-for-sale. Available-for-sale debt securities are financial instruments that are reported at fair value, with unrealized gains/losses recorded in Other Comprehensive Loss. No allowance for credit losses was recorded for these securities as of March 31, 2025.

NOTE 5 – INVENTORIES, NET

As of March 31, 2025 and December 31, 2024, inventory consists of the following:

	Balance as of
(In Thousands)	March 31, 2025	December 31, 2024
Raw material	$3,356	$3,606
Inventory in-transit	-	110
Work-in progress	119	119
Finished goods	20,324	20,426
Total inventory	$23,799	$24,261

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. For the three months ended March 31, 2025 and 2024, the Company recorded $84 thousand and $16 thousand related to obsolete and damaged inventory in cost of goods sold on the consolidated statements of comprehensive loss. In addition, during the three months ended March 31, 2025 and 2024, the Company recognized $2,064 thousand and $0, respectively, in inventory valuation adjustments within cost of goods sold related to adjusting the carrying value of finished goods inventory to its net realizable value.

NOTE 6 – LOAN RECEIVABLES, NET

The Company has originated two loan receivables comprised of formal credit sales in transactions with its customers. Based on the loan terms, $845 thousand of these loan receivables have been classified as long-term and $395 thousand of these loan receivables have been classified as short-term, respectively. A portion of the loan receivable estimated to be uncollectible is recorded as a credit loss provision, a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”).

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

An aging analysis was performed using historical and forecasted credit loss rates across various delinquency buckets, resulting in a total expected credit loss estimate of $0. As both loan receivables were current and no balances were aged, the Company concluded that no CECL reserve was required as of March 31, 2025 or December 31, 2024.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following amounts as of March 31, 2025 and December 31, 2024:

	Balance as of
(In Thousands)	March 31, 2025	December 31, 2024
Computers and other peripheral equipment	$404	$404
Furniture and fixtures	182	182
Machinery and equipment	7,945	7,880
Tenant improvements	2,847	2,804
Vehicles	748	748
Casita fixed assets	834	834
	12,960	12,852
Less: Accumulated depreciation	(4,376)	(3,923)
Property, plant and equipment, net	$8,584	$8,929

Depreciation

During the three months ended March 31, 2025 and 2024, the Company recognized $466 thousand and $494 thousand, respectively, in depreciation expense.

Deposits on Equipment

As of March 31, 2025 and December 31, 2024, the Company recorded $86 thousand and $93 thousand, respectively, for deposits on equipment which is reported within “Deposits on equipment” on the consolidated balance sheets.

NOTE 8 – INTANGIBLE ASSETS, NET

The Company held the following intangible assets as of March 31, 2025 and December 31, 2024:

	As of,
Asset (In Thousands)	March 31, 2025	December 31, 2024
Intellectual property	$426	$418
Software	269	261
Domain	50	50
	745	729
Less: Accumulated amortization	(200)	(187)
Total	$545	$542

NOTE 9 – CURRENT LIABILITIES

As of March 31, 2025 and December 31, 2024, respectively, current liabilities were comprised primarily of accounts payable, customer deposits and deferred revenue, the current portion of lease liabilities (See Note 10 – Leases), and subscription liabilities (See Note 12 – Stockholders’ Equity).

Accounts Payable

Accounts payable as of March 31, 2025 and December 31, 2024 consisted of the following:

	As of,
(In Thousands)	March 31, 2025	December 31, 2024
Outstanding vendor bills	$1,249	$1,514
Sales tax payable	(54)	38
Credit card balances	162	224
Total	$1,357	$1,776

Customer Deposits

Customer Deposits are comprised of pre-order deposits from customers and prepayments in advance of attendance at on-site installer training. As of March 31, 2025 and December 31, 2024, Customer Deposits were reported at $3.4 million and $3.6 million, respectively. This decrease is due to refunds and/or application of customer deposits to customer orders that were fulfilled during 2025.

Deferred Revenue

Deferred revenue is comprised of prepayments on unfulfilled purchase orders and prepayments for Site Surveys. During 2024, the Company began accepting $500 payments from customers beginning the B2C order process, which are used to conduct site surveys for the location or site of the sale. Deferred revenue consisted of the following as of March 31, 2025 and December 31, 2024:

	As of,
(In Thousands)	March 31, 2025	December 31, 2024
Customer prepayments	$2,483	$2,241
Site survey deposits	162	45
Total	$2,645	$2,286

NOTE 10 –LEASES

On December 29, 2020, the Company signed a 65-month lease for its 173,000 sq. ft. factory facility, commencing on May 1, 2021. As of December 31, 2020, a $525 thousand security deposit, first month’s rent, $87 thousand, and first-month’s Tenant’s Percentage of Operating Expense Fees (“CAM”) $19 thousand, had been paid to the landlord. The monthly CAM varies from month to month. After December 31, 2022, the Company amended the lease agreement to obtain additional space in a neighboring warehouse for four years, with the first month’s base rent of $116 thousand, increasing by 4% annually. During the year ended December 31, 2024, the Company performed improvements to the leased facility. In connection with these improvements, the Company made an additional security deposit of $259 thousand to the landlord.

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

Maturities of lease liabilities for operating leases as of March 31, 2025, were as follows:

Remaining lease payments (In Thousands)	Fiscal year
2025	$3,015
2026	3,839
2027	2,102
2028	1,509
Thereafter	258
Total lease payments	$10,723
Less: Imputed interest	(901)
Total lease liability	$9,822

As of March 31, 2025 and December 31, 2024, the weighted average remaining lease term was 2.9 years and 3.1 years, respectively. As of March 31, 2025 and December 31, 2024, the weighted average incremental borrowing rate was 5.5% and 5.5%, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Three Months Ended March 31,
(In Thousands)	2025	2024
Consolidated Statement of Comprehensive Loss
Rental income (1)	$22	$22

	Balance as of
(In Thousands)	March 31, 2025	December 31, 2024
Consolidated Balance Sheets
Preferred Stock (2)	$1,719	$1,719
Accounts Receivable (1)	$2	$6

(1)	The Company has a contract with the majority shareholder and CEO to share certain costs related to office space, support staff, and consultancy services. Refer to Note 10 for details of lease to Supercar System. In addition, under the services agreement between the Company and Supercar System, effective January 1, 2023, the Company receives reimbursements for the Company’s employees who provide services to Supercar System’s business. Supercar System is controlled by the Company’s CEO, Paolo Tiramani. As of March 31, 2025 and December 31, 2024, Supercar System had a balance due to BOXABL of $1.6 thousand and $5.7 thousand, respectively, related to payroll costs funded by the Company, that were included in Accounts Receivable. These amounts were settled on May 14, 2025 and February 28, 2025, respectively.

(2)	As of March 31, 2025 and December 31, 2024, the Company had 26,726 thousand shares outstanding of Series A Preferred Stock, representing an initial cost of $427 thousand held by certain related parties including the spouse and in-laws to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer. As of March 31, 2025 and December 31, 2024, the Company had 5,884 thousand shares outstanding of Series A-1 Preferred Stock, representing an initial cost of $372 thousand held by certain related parties including the in-laws to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer and a former Director of the Company. As of March 31, 2025 and December 31, 2024, the Company had 12,834 thousand Nonqualified Stock Options representing an initial grant date fair value of $920 thousand held by certain related parties including the spouse to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer of the Company. See Note 12 – Stockholders’ Equity.

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

Preferred Stock Liquidation Preference

The following table summarizes the liquidation preferences as of March 31, 2025, in order of liquidation:

(In Thousands)	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference Balance
Series A-3 Preferred Stock	8,750,000	47,680	$38,144
Series A-2 Preferred Stock	2,050,000	174,277	139,422
Series A-1 Preferred Stock	1,100,000	844,722	66,733
Series A Preferred Stock	250,000	194,423	3,305
Non-classified Preferred Stock	2,250,000	-	-
Total Series A Preferred Stock	14,400,000	1,261,102	$247,604

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

During the three months ended March 31, 2025 and 2024, the Company issued 18,667 thousand and 0 shares of Series A-3 Preferred Stock for gross proceeds of $14.6 million and $0, respectively.

During the three months ended March 31, 2025 and 2024, the Company issued 118 thousand, and 0 shares of Series A-2 preferred stock for gross proceeds of $94 thousand and $0, respectively.

Specifically, during the three months ended March 31, 2025, the Company issued:

-	16,539,146 shares of Series A-3 Preferred Stock for gross proceeds of $12,924 thousand through Regulation A.
-	2,128,088 shares of Series A-3 Preferred Stock for gross proceeds of $1,607 thousand through Regulation D.
-	117,551 shares of Series A-2 Preferred Stock for gross proceeds of $94 thousand through Canadian Offering.

Warrants

In connection with the issuance of certain A-3 shares, as of March 31, 2025 and December 31, 2024, respectively, the Company has issued 18,573 thousand and 18,573 thousand warrants that are exercisable at a price of $0.80 per share. Warrants are exercisable for three years from the date of purchase (the “Exercise Period”); provided, however, that the Company may call the warrants, in its sole discretion, at any time upon 30 days written notice to the Shareholders. If redeemed, each warrant shall be redeemed for one share of A-3 Preferred Stock. All unexercised warrants will expire and are subject to certain transfer restrictions.

Escrow Receivable

As of March 31, 2025 and December 31, 2024, the Company recorded $4,404 thousand and $365 thousand, respectively, of investment holdbacks in escrow receivable on its consolidated balance sheets. These amounts represent cash balances held by third party custodians on behalf of the broker-dealer associated with the Company’s equity offerings, for the benefit of BOXABL. For share sales that have closed during the quarter, Company accrues an escrow receivable to account for the gross proceeds of the equity offering that are held by the third party Custodian. This escrow receivable is settled when cash is received by the Company.

Offering Costs and Deferred Offering Costs

For the years ended March 31, 2025 and December 31, 2024, the Company incurred offering costs of $888 thousand and $769 thousand, respectively. These costs include legal fees, commissions, targeted marketing and other deferred costs related directly to the open offerings.

Subscription Liability

As of March 31, 2025 and December 31, 2024, the Company had $518 thousand and $651 thousand, respectively, in a subscription liability pertaining to proceeds received, but the Preferred shares were not yet issued by the Company. These amounts represent funds from equity offerings paid to the Company prior to the issuance of shares. The Company has an obligation to issue the corresponding shares related to these proceeds. In relation to the Regulation A, Preferred A Stock Offering, DealMaker had remitted shareholder funds to the Company, which had not been paid to the selling shareholders as of March 31, 2025.

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

Awards:

As of March 31, 2025, only Stock Options and Restricted Stock Units (“RSUs”) were outstanding under the Plan.

The Plan permits the following types of awards:

Stock Appreciation Rights:

Stock Appreciation Rights (“SARs”) may be granted to Participants and shall have a per-share base value equal to the Fair Market Value of a share of Common Stock on the Grant Date. SARs may be settled at such times, and subject to restrictions and conditions, which need not be the same for all Participants; provided that no SAR shall settle later than ten (10) years from the Grant Date. Upon settlement, the Participant shall be entitled to receive payment of an amount determined by multiplying (a) the difference, if any, between the Fair Market Value of one share of Common Stock on the date of settlement and the base value of one share of Common Stock on the Grant Date; and (b) the number of shares of Common Stock with respect to which the SAR is settled. Payment for SARs shall be in cash, shares of Common Stock of equivalent value, or in a combination thereof. As of March 31, 2025, the Company has not issued any SARs.

Restricted Stock Unit:

Restricted Stock Unit awards may be subject to transfer and other restrictions including, without limitation, continued employment, performance conditions, or limitations on voting and/or dividend rights. Restricted Stock awards will be forfeited if the restrictions imposed on the Grant Date have not expired at the time of termination of employment or service in the case of a non-employee director or consultant. As of March 31, 2025 and December 31, 2024, the Company had granted (net of forfeitures) 139,837,000 and 173,571,508 Restricted Stock Units, respectively, which are subject to time and performance vesting conditions.

Stock Grant Awards:

Stock Grant Awards grant the Participant the right to receive (or purchase at such price as previously determined in the award) a designated number of shares of Common Stock free of any vesting restrictions. The purchase price, if any, shall be payable in cash or other form of consideration. Stock Grant Awards may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation due to the Participant. As of March 31, 2025 and December 31, 2024, respectively, the Company has not issued any Stock Grant Awards.

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

A summary of Stock Option activity as of March 31, 2025 and December 31, 2024 is as follows:

	Weighted Average Exercise Price per Share
(In Thousands except for per share price)	Stock Options	Exercise Price per Share	Term (in years)
Outstanding as of December 31, 2024	50,196	$0.17	7.65
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(3,496)	0.37
Outstanding as of March 31, 2025	46,700	$0.15	6.66
Exercisable as of March 31, 2025	46,319	$0.15	6.65

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of the Stock Options on the date of grant under the following assumptions:

Expected life (years) (1)	5-6.5
Risk-free interest rate (2)	1.03-4.34%
Expected volatility (3)	50.3-54.9%
Annual dividend yield (4)	0%
Weighted average fair value of options granted	$0.14

(1)	In accordance with SAB Topic 14, the expected life of employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.
(2)	The risk-free rate was based on the United States bond yield rate at the time of grant of the award, whose term is consistent with expected life of the stock options.
(3)	Based on historical experience over a term consistent with the expected life of the stock options.
(4)	Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The Company granted no RSUs during the three months ended March 31, 2025 and 2024, respectively.

A summary of RSU activity as of March 31, 2025 and December 31, 2024 is as follows:

		Weighted-Average Grant Date
(In Thousands except for per share amounts)	RSU’s	Fair Value per Share
Outstanding as of December 31, 2023	60,500	$0.51
Awarded	126,500	$0.80
Vested	-
Cancelled/Forfeited	(13,429)	$0.80
Outstanding as of December 31, 2024	173,572	$0.79
Awarded	-	-
Vested	-
Cancelled/Forfeited	(33,735)	0.80
Outstanding as of March 31, 2025	139,837	$0.71

During the three months ended March 31, 2025 and 2024, respectively, the Company recognized stock compensation expense related to stock options and RSU’s, as follows:

	For the three Months Ended March 31,
(In Thousands)	2025	2024
Cost of Goods Sold	$(59)	$976
General and Administrative	(1,177)	856
Sales and Marketing	(883)	828
Research and Development	(824)	384
Total Stock-Based Compensation Expense	$(2,943)	$3,044

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

During the current period, no new expense was recognized for RSU awards. However, forfeitures of previously granted RSUs resulted in a reversal of $2,093,204 in stock-based compensation expense. The amount of future stock-based compensation expense may be impacted by additional option or RSU grants, or further forfeitures.

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

As of March 31, 2025 and December 31, 2024, respectively, the Company concluded that the performance condition described above for the RSUs was not probable of being satisfied at such time. As a result, the Company has not recognized any compensation cost to date for any RSUs granted. In the period in which the performance-based condition is achieved, the Company will accelerate all vesting and record the stock-based compensation expense using the accelerated attribution method, based on the grant date fair value of the RSUs.

(In Thousands)	Number of Units	Weighted-Average Grant Date Fair Value
Outstanding and unvested at December 31, 2024	173,572	$137,122
RSUs Granted	-	$-
RSUs Forfeited	(33,735)	$(26,988)
Outstanding and unvested at March 31, 2025	139,837	$99,284

As of March 31, 2025 and December 31, 2024, respectively, all stock-based compensation expenses related to the Company’s RSUs remained unrecognized because the performance-based condition was not satisfied. No RSUs had met their service-based vesting condition as of December 31, 2024; also, no RSUs had met the performance vesting condition.

If the performance vesting condition had been satisfied on March 31, 2025, the Company would have recorded $96.6 million of stock-based compensation expense using the accelerated attribution method related to RSUs. Due to the nature of the acceleration clause, upon a Qualified Transaction, 100% of the stock-based compensation expense on these RSUs will be recognized.

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

In 2025, the U.S. government implemented new tariff measures affecting a broad range of imported materials. The Company has evaluated the potential impact of these actions on its operations and supply chain and does not expect them to have a material impact on its financial position or results of operations in the near term. The Company’s operations are currently supported by a substantial inventory of completed units manufactured prior to the effective dates of the tariff adjustments, which reduces our near-term exposure to increased costs associated with imported materials. Additionally, as the Company transitions into the next phase of its product development, including Phase 2, its sourcing strategy reflects a greater emphasis on domestic procurement. This shift is expected to further mitigate exposure to international trade disruptions and tariff-related cost volatility. The Company will continue to monitor developments in U.S. trade policy and adjust its supply chain strategy as necessary.

Legal Proceedings

Claims filed by the Company

(i)	The Company initiated legal action against former employees who violated their agreements post-termination. Specifically, the Company filed two lawsuits against former employees alleging claims including breach of contract, violations of the Computer Fraud & Abuse Act, violations of the Defend Trade Secrets Act, conversion, unjust enrichment, breach of covenant of good faith and fair dealing, and demand for temporary and permanent injunctive relief. These litigation matters remain pending. Management does not anticipate these matters will have a material impact on the Company’s results of operations or financial condition. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250 thousand.

(ii)	The Company uncovered potential misconduct by a former employee related to a stock scheme, the impact of which is challenging to measure. The Company anticipates that judgment will be entered in its favor for a sum less than $1 million, but the investigation and extent of damages is ongoing.

(iii)	The Company engaged in litigation with an Internet Blogger who posted defamatory information regarding the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50 thousand in damages. A judgment lien has been placed on property owned by the defendant and the Company is in the process of filing a foreclosure action against the property.

(iv)	On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. and individual Brent McPhail in US District Court. The Company seeks damages equal to all amounts paid under the contracts, among other relief, to recover from these breaches and misrepresentations. The Company anticipates a judgment in its favor, but recovery of these assets is uncertain.

Claims filed against the Company

(i)	The Company received notifications of employment-related charges filed by former employees with the Equal Employment Opportunity Commission (“EEOC”) and the National Labor Relations Board (“NLRB”). The allegations involve various issues such as discrimination and interference with employee rights. The Company provided responses to both agencies and is awaiting further developments. The Company does not expect a material impact to its financial position.

(ii)	The Company’s former Chief Operating Officer, terminated for cause after seven months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its directors. The Company settled this matter in March 2025 without a material impact to its financial position. The Company paid $105 thousand to this former employee in exchange for the surrender of 5,882,353 shares of the Company’s Preferred A-1 Stock.

(iii)	Leader Capital is a shareholder of the Company and has filed suit against the Company and its previous transfer agent, Transfer Online, Inc. The Company is defending itself and Transfer Online in this lawsuit, which has a potential loss range of between $1 and $3.7 million, but the Company believes it has a good probability of success on summary judgment and a good probability of success at trial. Accordingly, the Company has not accrued a loss contingency for this matter.

(iv)	Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit against Brave Control Solutions, Inc., BOXABL Inc., and Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. This case was dismissed, with no damages asserted against BOXABL.

(v)	The Company has received claims from various parties alleging that BOXABL violated certain California Laws, including the Trap and Trace Law and California Privacy Laws relating to its Facebook postings. The Company does not expect a material impact to its financial position.

(vi)	Pronghorn Homes, LLC, a party to the Arizona mining project, filed a lawsuit against the Company in the State of Arizona, which has a potential loss exposure of up to $295 thousand. The Company denies liability and intends to defend against this claim. Accordingly, the Company has not accrued a loss contingency for this matter.

(vii)	The Company entered into an agreement with a RV Park for the sale of certain PMRV units. It appears that the RV Park did not obtain required zoning and land use permits to install and use the units at their site in Arizona. The State of Arizona ‘red tagged’ the units and the RV Park asserted claims against the Company, demanding that the Company immediately remove the units. The Company has denied all liability and is negotiating a resolution of the dispute with the RV Park. Accordingly, the Company has not accrued a loss contingency for this matter.

(viii)	The Company has received a claim from a plaintiff that purchased fraudulent shares of the Company’s stock from a former employee of the Company, at a discounted price, incurring a loss of approximately $144 thousand. The Plaintiff claims that he purchased the shares by writing a check to an entity that was controlled by the former employee and alleges negligence and violations of Nevada Revised Statute (NRS) 90.9570. The Company denies liability and intends to defend against this claim. Accordingly, the Company has not accrued a loss contingency for this matter.

NOTE 14 – INCOME TAXES

The Company has not recorded any income tax expense for the three months ended March 31, 2025 and 2024.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of March 31, 2025 and December 31, 2024 due to historical losses and uncertainty surrounding the use of such assets.

NOTE 15 - SEGMENTS

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Financial Officer, who performs quarterly reviews of the financial information presented on a consolidated basis. The CODM utilizes the Company’s strategic plan, which includes product development roadmaps and the Company’s long-range financial model, including key inputs for resource allocation. Significant expenses include research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s Consolidated Statements of Comprehensive Loss. See the unaudited interim condensed consolidated financial statements for other financial information regarding the Company’s single operating segment.

The Company has no significant long-lived assets recognized on the Consolidated Balance Sheets outside of the US jurisdiction.

NOTE 16– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2025 through May 20, 2025, the issuance date of these unaudited interim condensed consolidated financial statements.

Sales

Between April 1, 2025 and May 20, 2025, the Company shipped 1 unit. There are currently 39 units that are under contract with our dealer network which are going through various steps required to be installed such as permitting and site preparation. In addition, the Company has signed contracts with various B2B customers for 161 units.

Equity Events

Subsequent to March 31, 2025, the Company issued the following:

-	15,646 thousand shares of Series A-3 Preferred Stock for gross proceeds of $12,429 thousand through Regulation A.
-	2,601 thousand shares of Series A-3 Preferred Stock for gross proceeds of $2,081 thousand through Regulation D.

For awards previously issued under the Company’s Amended 2021 Stock Incentive Plan, the Company recognized employee forfeitures of 8,466,430 RSUs and 142,857 Stock Options subsequent to March 31, 2025. No additional grants of RSUs or Stock Options were made under the Plan.

Previously issued Stock Options totaling 80,332 shares became fully vested at a weighted average exercise price per share of $0.18. None of these options have been exercised.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere herein and our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our most recent annual report on Form 10-K filed on the Securities and Exchange Commission (“SEC”) on April 14, 2025. The condensed consolidated financial statements of the Company appearing in this Quarterly Report on Form 10-Q are unaudited, and may not include year-end adjustments necessary to make those financial statements comparable to audited results, although, in the opinion of management, all adjustments and disclosures necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of operations for the three ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year.

Please note that certain prior period amounts have been reclassified to conform to the current period presentation. See “Note 2 – Summary of Significant Accounting Policies – Revision of Previously Issued Consolidated Financial Statements” for a description of these changes.

Unless otherwise indicated, dollar amounts above $1000 in this Report have been rounded to the nearest thousand, million or billion, as applicable.

In addition to our consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See above Note About Forward-Looking Statements.

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

The Company has recently obtained state modular approvals under state-wide modular housing programs in Arizona, New Mexico, California and Nevada. The approvals were obtained as follows:

●	During December 2023, we completed the required third-party inspection for the State of Arizona and received a report recommending Factory and Casita certification which was approved by the State.
●	During May 2024, we received approval to sell Casitas as Modular homes in California in certain climate zones.
●	During July 2024, we received approval to sell Casitas under the Statewide Modular Program in New Mexico.
●	During January 2025, we received approval to sell Casitas in Nevada under the Residential building code.
●	During January 2025, we received approval to sell Casitas under the Statewide Modular Program in all climate zones in California.

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

Trend Information

To date through May 20, 2025, we have manufactured 718 Casitas and have completed deliveries of 279 Casitas in 6 states, including Arizona, Nevada, California, Oklahoma, Utah, and Hawaii. The Company has remaining customer deposits of $3.4 million from 9,350 potential customers ranging from $100 to $5,000. The Company currently requires a $500 non-refundable order fee for Casitas to connect that Customer to a BOXABL Preferred Dealer/Installer and survey the related location where the product is intended to be installed. The Company also started accepting $200 non-refundable pre-order fees in January 2025 to be added to the priority list for the newly launched Baby Box.

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

For Phase 2 modular, we have been prototyping the production over the past few months and built two model homes in our Factory. This product will eventually need a new production line. We have developed various manufacturing concepts to manufacture this product in the future. We expect the design and development changes to be completed within 2025 and will focus design and manufacturing efforts based on the orders from developers for specific floorplans/models within the product offering. Manufacturing changes will be completed in parallel to the designs for initial manufacturing launch within the first half of 2026, subject to State approvals.

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

Results of Operations

Revenues

Our gross revenues for the three-months ended March 31, 2025 and 2024 were $123,000 and $625,000, respectively, with the decrease primarily related to the exclusion of revenue from seven Casitas that had been contracted and transported to a customer, American Campground LLC that were shipped in January 2025. The customer experienced delays in installation and the Company did not recognize revenue for these 7 Casitas. Had revenues from these Casitas been recognized, our revenue in the first quarter of 2025 would have been comparable to the first quarter of 2024. The BOXABL Casita finally received modular housing approval in Arizona during December 2023 followed by New Mexico and California in 2024, and Nevada in 2025. Revenue was generated by the sale of 1 Casita delivered to 1 customer during the three months ended March 31, 2025. This is in comparison to the sale of 6 Casitas delivered to 4 customers during the three months ended March 31, 2024. Significant customers included Pinnacle Construction (100% of revenues for the three months ended March 31, 2025). We are continuing to execute our sales strategy, which includes closing deals from our sales pipeline/waitlist and generating interest in our next generation of products. On July 17, 2024, the Company launched the BOXABL Directory which is a growing network of modular home Preferred Dealers/Installers across the States where the Company has approval to sell its Casita. Since most states require various dealer and installer licenses in order to sell and install modular homes, BOXABL utilizes a network of Preferred BOXABL Dealers/Installers to handle these transactions with its end customers. In addition to the network of Dealers/Installers, the Company has also launched an online dealer portal which allows the approved and trained Dealers/Installers to access a list of potential customers that have ordered a Casita in their area, are ready to proceed with their project, and need sitework and installation services. The launch of the Company’s dealer portal, combined with the expansion of our Preferred Dealer/Installer network, provides a platform for the Company to expand its sales and installation operations throughout the States where our product can be sold. Since launching the BOXABL Directory, the Company has trained and onboarded 80 Dealers/Installers and continues to expand its network. As the Company’s product obtains additional approvals throughout the country, the Company expects to utilize these systems to execute additional sales in these territories, with faster ramp up time.

Cost of Goods Sold

Cost of goods sold were $2.1 million and $4.4 million for the three-months ended March 31, 2025 and 2024, respectively. Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, the related labor, and indirect overhead costs associated with that production. During the three months ended March 31, 2025 and 2024, manufacturing overhead was $2.1 million and $4.1 million, respectively. This consisted primarily of the allocation of indirect labor, rent and lease expense, and depreciation expense. Other allocations to manufacturing overhead included indirect supplies, scrapped material, and maintenance costs. These overhead costs are relatively fixed and do not increase or decrease proportionally with an increase or decrease in production or sales.

Cost of goods sold for the three months ended March 31, 2025 and 2024, consist of the following:

	March 31,
(In Thousands)	2025	2024
Direct material/shipping	$34	$223
Direct labor	29	67
Manufacturing overhead	2,055	4,120

Cost of goods sold	$2,118	$4,410

Our costs of goods sold compared to revenues for each period presented were significantly elevated due to our reduced production levels as we faced delays on revenues mainly from permitting and regulatory issues, customer readiness and financing. As a result, the factory overhead, including the costs of leasing and operating our factories and indirect labor costs, was allocated to the inventory for total units produced during the year. While we estimate that we could produce and deliver 1,200 Casitas per year at full factory capacity, we only produced 140 Casitas in 2024, and 260 Casitas in 2023, respectively, which bore the full manufacturing overhead costs in each year. In the three months ended March 31, 2025, we produced 11 Casitas.

Operating Expenses

Operating expenses for the years ended March 31, 2025 and 2024, consisted of the following:

	March 31,
(In Thousands)	2025	2024
General and administrative	$1,807	$3,729
Sales and marketing	6,350	2,859
Research and development	583	2,247

Total Operating expenses	$8,740	$8,835

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

We also incurred higher sales and marketing expenses in 2025, offset by the decrease in research and development and general and administrative expenses. Sales and marketing expenses generally consist of advertising and promotions. In 2025 and 2024, the Company undertook significant new advertising campaigns to refine the marketing of the Company’s products focused on generating sales activity, as well as advertising directly to investors, leading to a significant increase in sales and marketing expenses in the first quarter of 2025 compared to the first quarter of 2024. Research and development activity is essential to testing and developing BOXABL products and involves significant costs to obtain permits and approvals. These costs included test raw material used in production and researching industry standards and regulations. Research and development costs declined as the Company succeeded in obtaining state approvals under modular housing programs in several states. Following BOXABL obtaining California statewide approval for the Casita in all climate zones in January 2025, we expect to focus future research and development efforts on our Phase 2 Modular Building System and the Baby Box.

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

For the three-months ended March 31, 2025 and 2024, the Company recaptured $2.9 million and recognized $3.0 million in stock-based compensation, respectively. The decrease is attributable to employee forfeitures upon termination in 2024, offset by the vesting of Stock options and RSUs granted under the Company’s Amended 2021 stock incentive plan. See “Note 12. Stockholders’ Equity – Stock-based Compensation” for further discussion.

Total Other Income

For the three months ended March 31, 2025 and 2024, our total other income was $472,000 as compared to $569,000, respectively, primarily due to lower balances of interest-bearing deposits.

Liquidity and Capital Resources

Going Concern

The Company’s unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to slower sales associated with delays in obtaining US statewide modular approvals and customer readiness, the Company reported a net loss of $10.3 million and an operating cash outflow of $12.4 million for the three months ended March 31, 2025. At March 31, 2025, the Company had an accumulated deficit of $728.7 million. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating product sales, and (c) raising funds through equity financing. The Company anticipates current capital on hand, product revenue, and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. The Company is currently selling shares of its preferred stock through Regulation A and Regulation D offerings in the United States and in a Canadian offering. Management believes that the actions presently being taken by the Company will provide sufficient liquidity for the Company to continue to execute its business plan over the next year. However, there can be no assurances that management’s plans will be achieved.

Sources of Liquidity

To date, our operations have been financed by our exempt offerings of securities made in reliance on Regulation A, Regulation CF and both Rule 506(c) and Rule 506(b) of Regulation D in the United States and exempt offering regulations in Canada. For details regarding our securities offerings, see below Sales of Securities.

At March 31, 2025, our principal source of liquidity was our unrestricted cash and cash equivalents and short-term investments, which we achieved through our offerings of securities as discussed above. As of March 31, 2025, the Company held $11.4 million in unrestricted cash and cash equivalents and $7.1 million in investments in short-term treasury notes, compared to $5.8 million in cash and cash equivalents, and $15.9 million held in short-term treasury notes as of December 31, 2024. Based on the Company’s current burn rate of $1.5 million per month, we anticipate that the current liquidity together with cash generated from sales of our products as well as sales of additional securities will be sufficient to meet our immediate cash needs for more than 12 months.

Historical Cash Flows

	Three Months Ended March 31,
(In Thousands)	2025	2024

Net cash used in operating activities	$(12,474)	$(10,146)
Net cash provided by (used in) investing activities	$8,682	$(1,818)
Net cash provided by financing activities	$9,455	$139

Operating Activities

Cash used in operating activities included net loss adjusted for several non-cash items such as depreciation & amortization, stock-based compensation, and other non-cash expenses, in addition to the change in working capital as inventory balances increased.

Investing Activities

Primary investing activities included purchase of property, equipment, leasehold improvement, payment of security deposit for our factory and other facility, and acquisition and sales of short-term and long-term investments. The increase in cash flows provided by investing activities was due to a sales and maturities of investments (U.S. Treasuries) during the first quarter of 2025 being slightly higher than the prior comparable quarter as well as purchases of investments in the 2024 period that did not recur in the 2025 period.

Financing Activities

Primary sources of our financing activities included net proceeds from issuance and sales of A-2 and A-3 Preferred Stock. This also includes proceeds received in advance of security issuance, which is included within the Company’s subscription liability.

Inventory

Our physical assets decreased with inventory of $23.8 million as of March 31, 2025, which is primarily finished goods including 395 Casitas, compared to $24.3 million as of December 31, 2024, which was also primarily finished goods including 397 Casitas. The decline in inventory value relates to our writing down the value of a group of older Casitas in inventory because of delivery delays and decreased resale value. As our sales cycle for Casitas took longer due to delays in permitting and site work and customers readiness, the amount of inventory consisting of finished goods and raw material remains elevated. Subsequent to March 31, 2025 and through May 20, 2025, we delivered an additional 1 Casita.

Property, Plant and Equipment

Property, Plant and Equipment decreased to $8.6 million as of March 31, 2025 compared to $8.9 million as of December 31, 2024 primarily resulting from depreciation of machinery and equipment at our manufacturing facility.

Sales of Securities

During the three months ended March 31, 2025 and 2024, the Company conducted offerings under Regulation A, Regulation Crowdfunding, Regulation D, and in a Canadian offering. The progress of these offerings during those periods was as follows:

(In Thousands)	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Offering	Shares Sold	Gross Proceeds	Shares Sold	Gross Proceeds
Regulation A (Series A-3)*	16,539	$12,924	$-	-
Regulation D (Series A-3)*	2,128	$1,606	-	-
Canada (Series A-2)*	118	$94	-	-
Total	18,785	$14,624	$-	$-

* These offering are ongoing.

Material Commitments and Obligations

Expense Commitments

As of March 31, 2025, we reported current lease liabilities of $3.6 million compared to $3.5 million as of December 31, 2024. Our long-term lease liability decreased to $6.2 million as of March 31, 2025, from $7.2 million as of December 31, 2024, due to the passage of time.

Customer Deposits

Our main non-lease liability is the Company’s obligation to customers who have placed deposits on the purchase of our products. As of March 31, 2025, the Company held customer deposits in the amount of $3.4 million, which represented a decrease from $3.6 million as of December 31, 2024. This decrease is due to refunds and/or application of customer deposits to customer orders that were fulfilled during 2025.

Deferred Revenue

As of March 31, 2025, our balance sheet carried $2.6 million of deferred revenue related primarily to advanced deposits on unfulfilled purchase orders, including $1.5 million to Pronghorn Services LLC, $108,000 deposit on a contract with Hideaway Inn, LLC, and $340,000 deposit for purchase orders from Punnet Construction in Oklahoma. This compares to $2.3 million of deferred revenue as of December 31, 2024. Deferred revenue generally occurs when the Company receives payments from the customer in advance of the Company shipping units to that customer. Pursuant to ASC 606, Revenue Recognition, the Company records deferred revenue for paid, unfulfilled performance obligations which are represented by the Casitas or installer training sessions that had not yet been delivered as of the date of the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2025 or December 31, 2024.

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

The Company has also incurred costs to develop software that are being developed for sale and/or external-use. These software development costs are recognized in research and development expenses on the Company’s statement of comprehensive loss, as these costs do not qualify for capitalization until the software has reached the point of technological feasibility, which is determined after the planning, designing, coding, and testing phases have been completed.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in the design and operation of ineffective Information Technology General Controls (“ITGC”) over certain key financial IT systems and ineffective design and operation of certain business process controls over the preparation and timely review of financial statements and disclosures described below. This will require remediation in order to be effective at the reasonable assurance level.

Evaluation of Information Technology General Controls (ITGCs)

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness related to the ineffective design and operation of effective ITGC’s over certain systems that are critical to the Company’s financial reporting process. Specifically, the Company had ineffective design and operation of controls over certain information technology general controls (ITGCs), including user segregation of incompatible duties, program change management, and user access controls to ensure: (i) that access to applications and data, and the ability to perform program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored and restricted. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency for the year ended December 31, 2024 and the three months ended March 31, 2025.

The Company identified a material weakness related to the ineffective design and operation of certain business process controls over the preparation and timely review of financial statements and disclosures, journal entries, reconciliations, schedules, and roll-forwards supporting financial statement account balances. Several material adjustments were identified. Management reviewed these errors identifying the root cause was due to the control environment component of internal control as the Company experienced continued personnel turnover and did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training in certain areas important to financial reporting.

During 2024 and the three months ended March 31, 2025, significant turnover in the Company’s personnel across the Finance, IT, Legal, and Investor Relations departments contributed to these deficiencies.

Notwithstanding the material weakness in our internal control over financial reporting, Management has concluded that our consolidated financial statements and related notes included in this Report are prepared in accordance with generally accepted accounting principles. Our Co-Chief Executive Officers and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for significant turnover in the Company’s personnel across the Finance, IT, Legal, Investor Relations, Business Development, Sales, and Human Resources departments.

Part II Other Information

Item 1 Legal Proceedings.

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

The Company’s former Chief Operating Officer, terminated after seven months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its Directors. The Company settled this matter in March 2025 without a material impact to its financial position. On March 25, 2025, the Company settled claims asserted against a former employee as well as claims that the former employee asserted against the Company. The Company paid $105,000 to this former employee in exchange for the surrender of 5,882,353 shares of the Company’s Preferred A-1 Stock.

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

On June 13, 2023, the Company filed a lawsuit against an internet blogger, not affiliated with the Company, alleging claims based on business disparagement and defamation of the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50,000 in damages. A judgment lien has been placed on property owned by the defendant and the Company is in the process of filing a foreclosure action against the property.

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

On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. (“Brave”), and its CEO, Brent McPhail. The lawsuit was filed in the United States District Court for the Eastern District of Michigan. The lawsuit related to the Company’s claim of breach of contract by Brave related to the design, manufacture, and programming of specialized equipment to be used by the Company. The Company seeks damages equal to all amounts paid under the contracts, among other relief. The Company anticipates a judgment in its favor, but recovery of these assets is uncertain.

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

In May 2025, the Company received a claim from a plaintiff that purchased fraudulent shares of the Company’s stock from a former employee of the Company, at a discounted price, incurring a loss of approximately $144,000. The Plaintiff claims that he purchased the shares by writing a check to an entity that was controlled by the former employee and alleges negligence and violations of Nevada Revised Statute (NRS) 90.9570. The Company denies liability and intends to defend against this claim. Management does not anticipate the matter will have a material impact on the Company’s results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, the Company has engaged in the following unregistered issuances of securities. The proceeds raised were generally used to fund the development of the Company’s manufacturing facilities, working capital and compensation of executive officers and employees.

●	Beginning February 17, 2023, the Company commenced a Canadian offering, through FrontFundr and DealMaker, of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. This offering is subject to applicable exemptions under Canadian securities laws and is strictly limited to investors from specific Canadian provinces, which was verified by FrontFundr. As of March 31, 2025, the Company had sold 712,696 shares of A-2 Preferred Stock for gross proceeds of $570,000.

●	Beginning May 14, 2024, the Company commenced an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert pursuant to Rule 506(c) of Regulation D. As of March 31, 2025, the Company had sold 4,949,769 shares of Series A-3 Preferred Stock for gross proceeds of $3.7 million under the Regulation D offering.

●	The Company’s offering of Non-Voting Series A-3 Preferred Stock in reliance on Regulation A was qualified on June 24, 2024. As of March 31, 2025, the Company had sold 41,955,178 shares of Series A-3 Preferred Stock for gross proceeds of $36.4 million under Regulation A.

NOTE: All classes of Preferred Stock convert into Common Stock upon the Company undertaking a firm underwriting registered offering (an “IPO”) or an offering of the Company’s Common Stock under Regulation A.

Please see Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources for a discussion of funds raised during the quarter.

Purchases of equity securities by the issuer and affiliated purchasers.

During the three months ended March 31, 2025, the Company repurchased the following shares:

Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate Dollar value of shares that may Yet be purchased under the plans
March 1, 2025 to March 31, 2025	5,882,353	$0.02	0	$0

Total	5,882,353	$0.02	0	$0

On March 25, 2025, the Company repurchased 5,882,353 shares of A-1 Preferred Stock for $105,000 from a single stockholder. These shares were repurchased at an average price of $0.02/share, which was agreed upon as a settlement for claims with this former employee of the Company.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Sixth Amended and Restated Articles of Incorporation	8-K	000-56579	3.1	October 18, 2024

3.2	Bylaws	1-A POS	024-11419	2.2	September 19, 2022

9.1	Voting Trust Agreement*	10-Q	000-56579	9.1	August 19, 2024

10.1	Facilities Lease Agreement	1-A POS	024-11419	6.2	September 19, 2022

10.2	Initial Purchase Orders and Related Agreements	1-A POS	024-11419	6.4	September 19, 2022

10.3	Form of Room Module Order Agreement	1-A POS	024-11419	6.5	September 19, 2022

10.4	Amended 2021 BOXABL Inc. Stock Incentive Plan	8-K	000-56579	10.4	October 18, 2024

10.5	Employment Agreement of Paolo Tiramani+	10-12G	000-56579	10.6	August 10, 2023

10.6	Employment Agreement of Galiano Tiramani+	10-12G	000-56579	10.7	August 10, 2023

10.7	Merger Agreement	10-12G	000-56579	10.8	August 10, 2023

10.8	Purchase Agreement with Pronghorn Services LLC	10-12G	000-56579	10.9	August 10, 2023

10.9	Amendment No. 1 to Facilities Lease Agreement	10-12G	000-56579	10.10	August 10, 2023

10.10	Amendment No. 2 to Facilities Lease Agreement	10-12G	000-56579	10.11	August 10, 2023

10.11	Amendment No. 3 to Facilities Lease Agreement	10-12G	000-56579	10.12	August 10, 2023

10.12	Amendment No.4 to Facilities Lease Agreement	10-Q	000-56579	10.12	November 12, 2024

10.13	Lease Agreement for Second Manufacturing Facility	10-12G	000-56579	10.13	August 10, 2023

10.14	Supercar System, Inc. Services Agreement	10-12G	000-56579	10.15	August 10, 2023

10.15	Supercar System, Inc. Lease Agreement	10-12G	000-56579	10.16	August 10, 2023

10.16	Form of Award for Employees	10-K	000-56579	10.16	April 14, 2025

10.17	Form of Award for Directors	10-K	000-56579	10.17	April 14, 2025

10.18	Martin Noe Costas Offer Letter+	8-K	000-56579	10.1	October 13, 2023

10.19	Restricted Stock Unit Agreement between the Company and Martin Noe Costas *	8-K	000-56579	10.2	October 13, 2023

10.20	Punnet Construction Purchase Contract	10-K	000-56579	10.20	April 14, 2025

10.21	Restricted Stock Unit Agreement between the Company and Martin Noe Costas *	10-K	000-56579	10.21	April 14, 2025

10.22	Form of Award for Consultants	10-K	000-56579	10.22	April 14, 2025

14.1	Code of Ethics	10-K	000-56579	14.1	April 1, 2024

31.1	Certification of Paolo Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Galiano Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Galiano Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+ Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) BOXABL Inc.

By:	/s/ Paolo Tiramani
Paolo Tiramani
Co-Chief Executive Officer

Date:	May 20, 2025

By:	/s/ Galiano Tiramani
Galiano Tiramani
Co-Chief Executive Officer and Director

Date:	May 20, 2025

By:	/s/ Martin Noe Costas
Martin Noe Costas
Chief Financial Officer and Principal Accounting Officer

Date:	May 20, 2025

