Form 10-Q
period 2025-06-30
BOXABL Inc.
filed 2025-08-19
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _________________________ to __________________________________

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

As of August 19, 2025, the registrant had 3,000,000,000 shares of Common Stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BOXABL INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(In Thousands, except share and per share amounts)	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,776	$5,752
Short-term investments	2,023	15,943
Cash, cash equivalents and short-term investments	$16,799	$21,695
Accounts receivable	93	92
Loan receivable - current	76	270
Escrow receivable	21,733	365
Inventories, net	16,521	24,261
Other current assets	1,841	335
Total current assets	57,063	47,018

Non-current assets:
Restricted cash	3,924	3,878
Property and equipment, net	8,136	8,929
Digital assets	1,071	-
Intangible assets, net	532	542
Right of use assets, net	8,358	10,026
Deposits on equipment	87	93
Loan receivable – non-current	903	850
Security deposits	1,154	1,400
Other long-term assets	34	-
Total non-current assets	24,199	25,718
Total assets	$81,262	$72,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,705	1,776
Customer deposits	3,365	3,550
Deferred revenue	2,732	2,286
Lease liability- current	3,657	3,493
Subscription liability	25	651
Accrued expenses and other current liabilities	1,344	688
Total current liabilities	12,828	12,444

Long-term liabilities:
Lease liability - non-current	5,300	7,168
Total liabilities	$18,128	$19,612

Commitments and contingencies — See Note 13	-	-

Stockholders’ equity:
Series A Preferred Stock $0.00001 par, 0.25 billion shares authorized, 188,541 and 194,423 thousand shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,566	2,671
Series A-1 Preferred Stock $0.00001 par, 1.10 billion shares authorized, 854,004 thousand and 850,605 thousand shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	632,983	630,265
Series A-2 Preferred Stock $0.00001 par, 2.05 billion shares authorized, 174,322 thousand and 174,160 thousand shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	101,003	100,879
Series A-3 Preferred Stock $0.00001 par, 8.75 billion shares authorized, 99,096 thousand and 29,016 thousand shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	70,284	18,222
Unclassified Preferred Stock $0.00001 par, 2.25 billion shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-

Common Stock $0.00001 par, 17.8 billion shares authorized, 3.00 billion shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	30	30
Additional paid-in capital	15,766	19,322
Accumulated Other Comprehensive income	-	170
Accumulated deficit	(759,498)	(718,435)
Total stockholders’ equity	63,134	53,124
Total liabilities and stockholders’ equity	$81,262	$72,736

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED Statements of COMPREHENSIVE LOSS

	For the Six Months Ended		For The Three Months Ended
(In Thousands, except per share amounts)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$402	$708	$279	$83
Cost of goods sold	11,841	7,332	9,723	2,921
Gross loss	11,439	6,624	9,444	2,838

Operating expenses:
General and administrative	7,745	7,571	5,938	3,842
Sales and marketing	21,492	5,060	15,142	2,201
Research and development	1,259	3,579	676	1,332
Impairment Loss	-	12,120	-	12,120
Total operating expenses	30,496	28,330	21,756	19,495

Loss from operations	41,935	34,954	31,200	22,333

Other income:
Interest income	(653)	(977)	(351)	(409)
Other income	(219)	(93)	(49)	(93)
Total other income:	(872)	(1,070)	(400)	(502)

Net loss attributed to common stockholders	$41,063	$33,884	$30,800	$21,831

Weighted average common shares outstanding - basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000
Net loss per common share - basic and diluted	(0.01)	$(0.01)	$(0.01)	$(0.01)

Comprehensive Loss
Net Loss	$41,063	$33,884	$30,800	$21,831
Unrealized net loss on investments	170	-	135	-
Comprehensive Loss	$41,233	$33,884	$30,935	$21,831

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED statements of stockholders’ equity

	Series A-3 Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Paid -in	Accumulated	Accumulated Other Comprehensive Income	Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Three Months Ended June 30
Balance as of March 31, 2024	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$15,118	$(679,538)	$-	$73,339
Issuance of preferred Stock	5,338	3,145												3,145
Offering Costs		(76)												(76)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	1,881	-	-	1,881
Net loss	-	-	-	-	-	-	-	-	-	-	-	(21,831)	-	(21,831)
Balance as of June 30, 2024	13,681	$7,089	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$16,999	$(701,369)	$-	$56,458

Balance as of March 31, 2025	47,680	$31,865	174,277	$100,970	850,605	$630,265	188,541	$2,566	3,000,000	$30	$16,379	$(728,698)	$135	$53,512
Issuance of preferred stock	51,416	40,079	45	35	3,399	2,718	-	-	-	-	-	-	-	42,832

Offering costs	-	(1,660)	-	(2)	-	-	-	-	-	-	-	-	-	(1,662)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	(613)	-	-	(613)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(30,800)	-	(30,800)
Net loss on investments													(135)	(135)
Balance as of June 30, 2025	99,096	$70,284	174,322	$101,003	854,004	$632,983	188,541	$2,566	3,000,000	$30	$15,766	$(759,498)	$-	$63,134

Six Months Ended June 30
Balance as of January 1, 2024	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$12,074	$(667,485)	$-	$82,348
Issuance of preferred Stock	5,338	3,145												3,145
Offering Costs		(76)												(76)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	4,925	-	-	4,925
Net loss	-	-	-	-	-	-	-	-	-	-	-	(33,884)	-	(33,884)
Balance as of June 30, 2024	13,681	$7,089	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$16,999	$(701,369)	$-	$56,458

Balance as of January 1, 2025	29,016	$18,222	174,160	$100,879	850,605	$630,265	194,423	$2,671	3,000,000	$30	$19,322	$(718,435)	$170	$53,124
Issuance of preferred stock	70,083	54,609	162	129	3,399	2,718	-	-	-	-	-	-	-	57,456
Shares Retired	(3)	(3)					(5,882)	(105)	-	-	-	-	-	(108)
Offering costs	-	(2,544)	-	(5)	-	-	-	-	-	-	-	-	-	(2,549)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	(3,556)	-	-	(3,556)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(41,063)	-	(41,063)
Net loss on investments													(170)	(170)
Balance as of June 30, 2025	99,096	$70,284	174,322	$101,003	854,004	$632,983	188,541	$2,566	3,000,000	$30	$15,766	$(759,498)	$-	$63,134

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED statements of cash flows

	For The Six Months Ended
(In Thousands)	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(41,063)	$(33,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	933	953
Share settlements	2,613	-
Stock-based compensation expense	(3,556)	4,925
Credit losses	375	-
Accretion of investment discounts on debt securities	-	(108)
Realized gain on investments	7	-
Inventory adjustments	11,794	198
Impairment loss	-	12,120

Changes in operating assets and liabilities:
Accounts receivable	(1)	26
Inventories	(4,054)	(1,697)
Loan receivable	141	231
Other current assets	(1,881)	(505)
Accounts payable	(71)	(1,224)
Deferred revenue	446	(96)
Customer deposits	(185)	(237)
Security deposits	212	(259)
Accrued expenses and other current liabilities	656	277
Right of use assets and liabilities	(36)	34

Net cash used in operating activities	(33,670)	(19,246)

Cash flows provided by (used in) investing activities:
Purchase of property and equipment	(108)	(1,363)
Purchase of intangible assets	(16)	-
Gross proceeds from sale and maturities of investments	13,750	21,001
Gross purchase of investments	(1,078)	(13,553)
Net cash provided by investing activities	12,548	6,085

Cash flows provided by financing activities:
Proceeds from sale of preferred stock, net of offering costs	30,818	437
Settlement of subscription liability	(626)	(141)
Net cash provided by financing activities	30,192	296

Change in cash, cash equivalents, and restricted cash	9,070	(12,865)
Cash, cash equivalents, and restricted cash beginning of year	9,630	22,332
Cash, cash equivalents, and restricted cash end of the period	$18,700	$9,467

Non cash investing and financing activities:
Unrealized losses in OCI	(170)	-
Investments held in escrow	$21,368	$2,632
Purchase of Asset from Deposit on Equipment	-	(2,134)
Purchase of assets in accounts payable	$-	$490

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts recorded on the Company’s unaudited interim consolidated balance sheets

	June 30,
(In Thousands)	2025	2024
Cash and cash equivalents	$14,776	$5,647
Restricted cash	3,924	3,820
Cash, cash equivalents, and restricted cash end of the period	$18,700	$9,467

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

notes to UNAUDITED INTERIM CONDENSED CONSOLIDATED financial statements

(Unaudited, all figures in thousands, except per share amounts and unit quantities unless otherwise indicated)

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

Currently, the Company is approved to sell its product as a modular home into the following states:

●	New Mexico
●	Nevada
●	California
●	South Carolina

BOXABL also has the ability to sell its product in the following jurisdictions that do not currently have a state-regulated modular program:

●	Oklahoma
●	Utah
●	Wyoming
●	Kansas
●	West Virginia
●	Hawaii
●	Vermont
●	Alaska
●	Oregon
●	Connecticut
●	Delaware
●	New York
●	Tribal Lands

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

Revision of Previously Issued Consolidated Financial Statements

The Company had previously incorrectly reported $108 thousand of net gain on investments in cash flows from operating activities, which was comprised of $108 thousand for accretion of investment discounts on debt securities. The description of the $108 thousand accretion of investment discounts on debt securities, which is a non-cash item, has been changed on the Statement of Cash Flows to accurately describe the transaction. The Company has evaluated and concluded that these misstatements were not material, either individually, or in the aggregate to its previously issued unaudited interim condensed consolidated financial statements. However, the Company has revised its previously issued unaudited interim condensed consolidated financial statements to correct for such immaterial misstatements.

The Company has summarized the impact of this revision to its previously issued unaudited interim condensed consolidated financial statements, including the impacts to specific financial statement line items, and related footnotes, as follows:

Statement of Cash Flows - For The Six Months Ended June 30, 2024	As Reported	Adj.	As Revised
(In Thousands)
Net gains on marketable securities	$(108)	$108	$-
Accretion of investment discounts on debt securities	$-	$(108)	$(108)

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

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

●	Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets. Level 1 assets consist of investments.
●	Level 2 – Valuations based on observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment. The Company valued its employee stock options (NQSO’s and ISO’s) and stock grants (RSU’s) at grant date fair value using a Level 3 mark. Additionally, investments in digital assets are valued as Level 1 fair value financial instruments. See Note 12 – Stockholders Equity – Stock Based Compensation.

Restricted Cash and Deposits

On June 1, 2023, the Company was required to make a security deposit related to the expansion of premises of $3,714 thousand pursuant to the terms of the lease agreement with the landlord. The Company re-allocated funds from its cash and cash equivalent balance and restricted these funds to act as the security deposits. The interest earned on this restricted cash account is also restricted for use by the landlord until the security deposit is settled. The interest rate on the security deposit was 3.15% as of June 30, 2024. On January 31, 2024, the Company also paid an additional security deposit of $259 thousand for additional tenant improvements to its existing leased facility. On June 12th, 2025, the Company received $245 thousand, as a partial refund of its security deposit. As of June 30, 2025 and December 31, 2024, the Company held $3,924 thousand and $3,878 thousand, respectively, as restricted cash.

Accounts Receivable

Accounts receivable consists of transactions with customers, associated with the sales of Casitas. The portion of the accounts receivable estimated to be uncollectible is recorded as a credit loss provision, a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”). As of the periods ended June 30, 2025 and December 31, 2024, management determined that it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods and services transferred to customers. As such, the Company does not require any allowance for credit losses associated with the accounts receivable balance as of June 30, 2025 and December 31, 2024.

Investments in Marketable Debt Securities

The Company generally invests its excess cash into marketable debt securities, which consist of short-term and long-term investments in U.S. treasury bills and notes that were classified as held-to-maturity at June 30, 2024. The Company prospectively re-classified its short-term investments in U.S. treasury bills and notes as available-for-sale debt securities during the quarter ended December 31, 2024. Available-for-sale debt securities are financial instruments that are reported at fair value, with unrealized gains/losses recorded in Other Comprehensive Loss.

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

Loan Receivables, net

Loan receivables consist of formal credit sales in transactions with customers, where a portion of the sales proceeds consist of an interest-bearing loan originated by the Company. Loan receivables are recognized on the balance sheet and classified as long-term or short-term, respectively, based on the term of the loan. A portion of the loan receivable estimated to be uncollectible is recorded as a credit loss provision, a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”). To reduce instances of credit losses, the Company performs a review of the borrower’s creditworthiness, credit terms are agreed by both parties and formally documented before any sale is completed. We generally mitigate potential credit losses by requiring an unlimited personal guarantee from the borrower’s sponsor/owner and the loan is also secured by the underlying asset(s).

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

Digital Assets

The Company adopted a Bitcoin treasury reserve strategy in May 2025, allowing for a percentage of its assets to acquire Bitcoin (BTC). The Company accounts for its digital assets, which are comprised solely of Bitcoin (BTC), as indefinite-lived intangible assets in accordance with Accounting Standards Update No 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (ASU 2023-08). ASU 2023-08 requires in-scope crypto assets (including the Company’s bitcoin holdings) to be measured at fair value in the balance sheets, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. The Company determines the fair value of its Bitcoin in accordance with ASC 820, Fair Value Measurement, using the specific identification method, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for Bitcoin (Level 1 input). Changes in fair value are recognized as incurred in the Company’s Consolidated Statements of Operations, within Other Income.

The Company establishes a deferred tax liability if the market value of bitcoin at the reporting date is greater than the average cost basis of the Company’s bitcoin holdings at such reporting date, and any subsequent increases or decreases in the market value of bitcoin increases or decreases the deferred tax liability. In determining the gain (loss) to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific bitcoin sold immediately prior to sale.

The Company’s Bitcoin purchased for investment purposes are initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasures its Bitcoin investment at fair value at the end of each reporting period with changes recognized in net income through other (expense) income, net on the Company’s Condensed Consolidated Statements of Comprehensive Loss. As of June 30, 2025, the Company held 10 Bitcoins with a cost basis of $1,078 thousand and a fair value of $1,071 thousand.

The following table summarizes the Company’s digital asset purchases, losses (gains) on digital assets, for the three months ended:

	Six and Three Months Ended
(In Thousands, except number of Bitcoins)	June 30, 2025	June 30, 2024
Bitcoins Purchased	10	-
Digital asset purchases	$1,078	$-
Unrealized gain (loss) on digital assets	(7)	-
Digital asset carrying value	$1,071	$-

The Company did not sell any of its bitcoins during the three and six months ended June 30, 2025 and 2024, respectively.

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

The Company determines revenue recognition through the following steps in accordance with ASC Topic 606, Revenue from Contracts with Customers:

●	Identification of a contract with a customer.

●	Identification of the performance obligations in the contract.

●	Determination of the transaction price.

●	The customer has the ability and intent to pay the contractual amount.

●	Allocation of the transaction price to the performance obligations in the contract.

●	Recognition of revenue when or as the performance obligations are satisfied.

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

Concentration of Credit Risk

Cash and Cash Equivalents:

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Due to the short maturity of these cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents are maintained at high quality financial institutions. As of June 30, 2025 and 2024, the Company’s deposits exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances. Based upon assessment of the financial condition of these institutions, management considers that the risk of loss of any uninsured balances does not have a significant impact on the Company’s operations.

Customers:

During the three months ended June 30, 2025, revenues from four customers made up 89% of the Company’s revenues. During the six months ended June 30, 2025, revenues from four customers was approximately 77% of the Company’s revenues. As of June 30, 2025 and December 31, 2024, loan receivables from two customers represented 86% and 100% of the Company’s loan receivable.

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

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of June 30, 2025 and June 30, 2024, respectively:

	Balance as of
(In Thousands)	June 30, 2025	June 30, 2024
Stock options	46,264	52,076
Restricted stock units	130,805	53,000
Warrants	18,573	18,322
Preferred stock	1,315,963	1,232,666
Potentially dilutive shares	1,511,605	1,356,064

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

Warranty Provision

The Company generally offers its customers a manufacturers’ warranty on Casita products sold for a period of one year. Management records an expense to cost of goods sold for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties. As of June 30, 2025 and December 31, 2024, respectively, the Company’s reserve for warranty totaled $594 thousand and $594 thousand, respectively, and is reflected in “accrued expenses and other current liabilities” in the consolidated balance sheets.

Recent Accounting Pronouncements

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

On May 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-04, Compensation – Stock Compensation and Revenue from Contracts with Customers – Clarifications to Share-Based Consideration Payable to a Customer, which requires the Company to account for share-based consideration payable to a Customer as a reduction of the transaction price and a reduction of revenue, unless the payment to the customer is in exchange for a distinct good or service. Under the amendments in this update, revenue recognition will no longer be delayed when an entity grants awards that are not expected to vest. ASU 2025-04 is effective for annual and interim reporting periods beginning after December 15, 2026, and may be applied on a modified retrospective or retrospective basis. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and does not expect the impact to be material.

On May 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-03, Business Combinations and Consolidation – Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which requires the Company involved in an acquisition transaction effected primarily by exchanging equity interests to consider certain factors to determine which entity is the accounting acquirer. The amendments enhance the comparability of financial statements of Companies engaging in acquisition transactions, but do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. ASU 2025-03 is effective for annual and interim reporting periods beginning after December 31, 2026, and applied prospectively. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and does not expect the impact to be material.

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

NOTE 3 – GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to limited sales associated with delays in obtaining US statewide modular approvals, the Company reported a net loss of $41,063 thousand, and operating cash outflow of $33,670 thousand for the six months ended June 30, 2025. At June 30, 2025, the Company had an accumulated deficit of $759,498 thousand. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating sales of Casitas to generate revenue, and (c) raising funds through equity financing. The Company anticipates current capital on hand and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. From June 2024 to June 2025, the Company sold shares of its preferred stock through Regulation A and Regulation D offerings in the United States. Management believes that the actions presently being taken by the Company will provide sufficient liquidity for the Company to continue to execute its business plan over the next year. However, there can be no assurances that management’s plans will be achieved.

NOTE 4 – INVESTMENTS

As of June 30, 2025 and December 31, 2024, investments in securities consists of U.S. Treasury Notes carried at fair value and amortized cost, respectively, consisted of the following:

	Balance as of
(In Thousands)	June 30, 2025	December 31, 2024
Investments in short-term U.S. Treasury Notes	$2,023	$15,943
Total investments in U.S. Treasury Notes	$2,023	$15,943

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

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at June 30, 2025 are summarized as follows:

(In Thousands)	Amortized cost	Allowance for credit losses	Net Carrying Amount	Gross unrealized (loss)	Gross unrealized gains	Fair value
U.S. Government securities	$2,023	-	$2,023	$-	$-	$2,023
Total as of June 30, 2025	$2,023	$-	$2,023	$-	$-	$2,023

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at December 31, 2024 are summarized as follows:

(In Thousands)	Amortized cost	Allowance for credit losses	Net Carrying Amount	Gross unrealized (loss)	Gross unrealized gains	Fair value
U.S. Government securities	$15,773	$-	$15,773	$-	$170	$15,943
Total as of December 31, 2024	$15,773	$-	$15,773	$-	$170	$15,943

All available-for-sale debt securities have a weighted average maturity of one year or less.

During 2024 the Company re-classified its short-term investments in U.S. treasury bills and notes as available-for-sale. Available-for-sale debt securities are financial instruments that are reported at fair value, with unrealized gains/losses recorded in Other Comprehensive Loss. Unrealized losses on available-for-sale securities was $135 thousand and $170 thousand for the three and six months periods ended June 30, 2025, respectively. No allowance for credit losses was recorded for these securities as of the three and six months ended June 30, 2025 as all unrealized losses were considered immaterial.

NOTE 5 – INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value, with cost determined using the standard costing method, which approximates actual cost. Inventories are classified into raw materials, inventory in transit, work-in-process (WIP), consignment, and finished goods. The Company recently obtained modular approval for its Casita in all climate zones in California in 2025 and, as a result, it has decided to rework certain of its existing units to meet the California modular specification so that these units are able to be sold in California. As a result, in the second quarter of 2025, approximately $7.1 million of inventory was reclassified from Finished Goods to Work-in-Process on the consolidated balance sheet.

The Company determined that this change represents a change in presentation rather than a change in accounting principle under ASC 250-10-45-12, and therefore did not require retrospective application.

As of June 30, 2025 and December 31, 2024, inventory consists of the following:

	Balance as of
(In Thousands)	June 30, 2025	December 31, 2024
Raw material	$2,813	$3,606
Inventory in-transit	-	110
Work-in progress	7,212	119
Consignment	29	-
Finished goods	6,467	20,426
Total inventory	$16,521	$24,261

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. During the three months ended June 30, 2025, following an inventory slow movement analysis, the Company determined to write down 68 units that had been held in inventory for an extended time period and for which the Company determined that it was not cost effective to rework. Accordingly, for the six months ended June 30, 2025 and 2024, the Company recorded $8,430 thousand and $198 thousand, respectively, related to obsolete and damaged inventory in cost of goods sold on the consolidated statements of comprehensive loss. In addition, during the six months ended June 30, 2025 and 2024, the Company recognized $3,364 thousand and $0, respectively, in inventory valuation adjustments within cost of goods sold related to adjusting the carrying value of finished goods inventory to its net realizable value.

For the three months ended June 30, 2025 and 2024, the Company recorded $8,346 thousand and $182 thousand, respectively, related to obsolete and damaged inventory in cost of goods sold on the consolidated statements of comprehensive loss. In addition, during the three months ended June 30, 2025 and 2024, the Company recognized $1,300 thousand and $0, respectively, in inventory valuation adjustments within cost of goods sold related to adjusting the carrying value of finished goods inventory to its net realizable value.

NOTE 6 – LOAN RECEIVABLES, NET

The Company has originated two loan receivables comprised of formal credit sales in transactions with its customers. Based on the loan terms, $903 thousand of these loan receivables have been classified as long-term and $451 thousand of these loan receivables have been classified as short-term, respectively. The current balance of loan receivables includes $47 thousand of interest receivable on loans and $404 thousand related to the loan receivable outstanding balance. A portion of the loan receivable estimated to be uncollectible is recorded as a credit loss provision of $375 thousand, recognized as a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”) as of June 30, 2025.

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

An aging analysis was performed using historical and forecasted credit loss rates across various delinquency buckets, resulting in a total expected credit loss estimate of $75 thousand, which was recorded as a CECL reserve as of June 30, 2025. In addition, the CECL reserve includes specific reserves of $300 thousand related to two delinquent loans. Previously, the Company had concluded that no CECL reserve was required as of December 31, 2024.

Allowance for Credit Losses
Balance as of March 31, 2025	$-
Provision for credit losses	375
Write-offs	-
Recoveries	-
Balance as of June 30, 2025	$375

Allowance for Credit Losses
Balance as of December 31, 2024	$-
Provision for credit losses	375
Write-offs	-
Recoveries	-
Balance as of June 30, 2025	$375

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following amounts as of June 30, 2025 and December 31, 2024:

	Balance as of
(In Thousands)	June 30, 2025	December 31, 2024
Computers and other peripheral equipment	$404	$404
Furniture and fixtures	182	182
Machinery and equipment	7,945	7,880
Tenant improvements	2,847	2,804
Vehicles	748	748
Casita fixed assets	834	834
	12,960	12,852
Less: Accumulated depreciation	(4,824)	(3,923)
Property, plant and equipment, net	$8,136	$8,929

Depreciation

During the six months ended June 30, 2025 and 2024, the Company recognized $901 thousand and $953 thousand, respectively, in depreciation expense. During the three months ended June 30, 2025 and 2024, the Company recognized $435 thousand and $467 thousand, respectively, in depreciation expense.

Deposits on Equipment

As of June 30, 2025 and December 31, 2024, the Company recorded $87 thousand and $93 thousand, respectively, for deposits on equipment which is reported within “Deposits on equipment” on the consolidated balance sheets.

NOTE 8 – INTANGIBLE ASSETS, NET

The Company held the following intangible assets as of June 30, 2025 and December 31, 2024:

	As of,
Asset (In Thousands)	June 30, 2025	December 31, 2024
Intellectual property	$426	$418
Software	269	261
Domain	50	50
	745	729
Less: Accumulated amortization	(213)	(187)
Total	$532	$542

During the six months ended June 30, 2025 and 2024, the Company recognized $26 thousand and $13 thousand in amortization expense, respectively. During the three months ended June 30, 2025 and 2024, the Company recognized $13 thousand and $7 thousand, respectively, in amortization expense.

NOTE 9 – CURRENT LIABILITIES

As of June 30, 2025 and December 31, 2024, respectively, current liabilities were comprised primarily of accounts payable, customer deposits and deferred revenue, the current portion of lease liabilities (See Note 10 – Leases), and subscription liabilities (See Note 12 – Stockholders’ Equity).

Accounts Payable

Accounts payable as of June 30, 2025 and December 31, 2024 consisted of the following:

	As of,
(In Thousands)	June 30, 2025	December 31, 2024
Outstanding vendor bills	$1,607	$1,514
Sales tax payable	90	38
Credit card balances	8	224
Total	$1,705	$1,776

Customer Deposits

Customer Deposits are comprised of pre-order deposits from customers and prepayments in advance of attendance at on-site installer training. As of June 30, 2025 and December 31, 2024, Customer Deposits were reported at $3.4 million and $3.6 million, respectively. This decrease is due to refunds and/or application of customer deposits to customer orders that were fulfilled during 2025.

Deferred Revenue

Deferred revenue is comprised of prepayments on unfulfilled purchase orders and prepayments for Site Surveys. During 2024, the Company began accepting $500 payments from customers beginning the B2C order process, which are used to conduct site surveys for the location or site of the sale. Deferred revenue consisted of the following as of June 30, 2025 and December 31, 2024:

	As of,
(In Thousands)	June 30, 2025	December 31, 2024
Customer prepayments	$2,673	$2,241
Site surveys	59	45
Total	$2,732	$2,286

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

Effective as of January 1, 2023, the Company leased to Supercar System four support squares located in the Company’s main property located at 5435 E. N. Belt Road, Las Vegas, Nevada for $7 thousand per month. The agreement terminates December 31, 2026, and the Company retains the right to unilaterally terminate the agreement upon thirty days’ written notice. Supercar System is controlled by the Company’s Co-CEO, Paolo Tiramani.

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

Maturities of lease liabilities for operating leases as of June 30, 2025, were as follows:

Remaining lease payments (In Thousands)	Fiscal year
2025	$2,019
2026	3,839
2027	2,102
2028	1,509
Thereafter	258
Total lease payments	$9,727
Less: Imputed interest	(770)
Total lease liability	$8,957

As of June 30, 2025 and December 31, 2024, the weighted average remaining lease term was 2.7 years and 3.1 years, respectively. As of June 30, 2025 and December 31, 2024, the weighted average incremental borrowing rate was 5.6% and 5.5%, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Six Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Consolidated Statement of Comprehensive Loss
Rental income (1)	$44	$44	$22	$22

	Balance as of
(In Thousands)	June 30, 2025	December 31, 2024
Consolidated Balance Sheets
Preferred Stock (2)	$1,719	$1,719
Accounts Receivable (1)	$-	$6

(1)	The Company has a contract with the majority shareholder and Co-CEO to share certain costs related to office space, support staff, and consultancy services. Refer to Note 10 for details of lease to Supercar System. In addition, under the services agreement between the Company and Supercar System, effective January 1, 2023, the Company receives reimbursements for the Company’s employees who provide services to Supercar System’s business. Supercar System is controlled by the Company’s Co-CEO, Paolo Tiramani. As of June 30, 2025 and December 31, 2024, Supercar System had a balance due to BOXABL of $0 and $5.7 thousand, respectively, related to payroll costs funded by the Company, that were included in Accounts Receivable.

(2)	As of June 30, 2025 and December 31, 2024, the Company had 26,726 thousand shares outstanding of Series A Preferred Stock, representing an initial cost of $427 thousand held by certain related parties including the spouse and in-laws to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer. As of June 30, 2025 and December 31, 2024, the Company had 5,884 thousand shares outstanding of Series A-1 Preferred Stock, representing an initial cost of $372 thousand held by certain related parties including the in-laws to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer and a former Director of the Company. As of June 30, 2025 and December 31, 2024, the Company had 12,834 thousand Nonqualified Stock Options representing an initial grant date fair value of $920 thousand held by certain related parties including the spouse to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer of the Company. See Note 12 – Stockholders’ Equity.

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

Preferred Stock Liquidation Preference

The following table summarizes the liquidation preferences as of June 30, 2025, in order of liquidation:

(In Thousands)	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference Balance
Series A-3 Preferred Stock	8,750,000	99,096	$79,277
Series A-2 Preferred Stock	2,050,000	174,322	139,458
Series A-1 Preferred Stock	1,100,000	854,004	67,466
Series A Preferred Stock	250,000	188,541	3,205
Non-classified Preferred Stock	2,250,000	-	-
Total Preferred Stock	14,400,000	1,315,963	$289,406

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

In June 2025, the Company terminated its offering being conducted pursuant to Regulation A of the Securities Act of 1933, as amended, as well as terminated the concurrent offering being conducted pursuant to Rule 506(c) of Regulation D. No new investor subscriptions are currently being accepted in these offerings.

During the six months ended June 30, 2025 and 2024, the Company issued 70,083 thousand and 5,338 thousand shares of Series A-3 Preferred Stock for gross proceeds of $54,608 million and $3,145 thousand, respectively.

During the six months ended June 30, 2025 and 2024, the Company issued 162 thousand, and 0 shares of Series A-2 preferred stock for gross proceeds of $129 thousand and $0, respectively.

Specifically, during the six months ended June 30, 2025, the Company issued:

-	63,304,168 shares of Series A-3 Preferred Stock for gross proceeds of $49,507 thousand through Regulation A.
-	6,778,832 shares of Series A-3 Preferred Stock for gross proceeds of $5,101 thousand through Regulation D.
-	161,801 shares of Series A-2 Preferred Stock for gross proceeds of $129 thousand through Canadian Offering.

Warrants

In connection with the issuance of certain A-3 shares, as of June 30, 2025 and December 31, 2024, respectively, the Company has issued 18,573 thousand and 18,573 thousand warrants that are exercisable at a price of $0.80 per share. Warrants are exercisable for three years from the date of purchase (the “Exercise Period”); provided, however, that the Company may call the warrants, in its sole discretion, at any time upon 30 days written notice to the Shareholders. If redeemed, each warrant shall be redeemed for one share of A-3 Preferred Stock. All unexercised warrants will expire and are subject to certain transfer restrictions.

Escrow Receivable

As of June 30, 2025 and December 31, 2024, the Company recorded $21,733 thousand and $365 thousand, respectively, of investment holdbacks in escrow receivable on its consolidated balance sheets. These amounts represent cash balances held by third party custodians on behalf of the broker-dealer associated with the Company’s equity offerings, for the benefit of BOXABL. For share sales that have closed during the quarter, Company accrues an escrow receivable to account for the gross proceeds of the equity offering that are held by the third party Custodian. This escrow receivable is settled when cash is received by the Company.

Offering Costs and Deferred Offering Costs

For the three and six months ended June 30, 2025, the Company incurred offering costs of $1,661 thousand and $2,549 thousand, respectively, compared to the three and six months ended June 30. 2024 offering costs of $76 thousand. These costs include legal fees, targeted marketing and other deferred costs related directly to the open offerings.

Subscription Liability

As of June 30, 2025 and December 31, 2024, the Company had $25 thousand and $651 thousand, respectively, in a subscription liability pertaining to proceeds received, but the Preferred shares were not yet issued by the Company. These amounts represent funds from equity offerings paid to the Company prior to the issuance of shares. The Company has an obligation to issue the corresponding shares related to these proceeds. In relation to the Regulation A, Preferred A Stock Offering by certain selling shareholders of the Company, DealMaker had remitted shareholder funds to the Company, which had all been paid to the selling shareholders as of June 30, 2025.

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

Awards:

As of June 30, 2025, only Stock Options and Restricted Stock Units (“RSUs”) were outstanding under the Plan.

The Plan permits the following types of awards:

Stock Appreciation Rights:

Stock Appreciation Rights (“SARs”) may be granted to Participants and shall have a per-share base value equal to the Fair Market Value of a share of Common Stock on the Grant Date. SARs may be settled at such times, and subject to restrictions and conditions, which need not be the same for all Participants; provided that no SAR shall settle later than ten (10) years from the Grant Date. Upon settlement, the Participant shall be entitled to receive payment of an amount determined by multiplying (a) the difference, if any, between the Fair Market Value of one share of Common Stock on the date of settlement and the base value of one share of Common Stock on the Grant Date; and (b) the number of shares of Common Stock with respect to which the SAR is settled. Payment for SARs shall be in cash, shares of Common Stock of equivalent value, or in a combination thereof. As of June 30, 2025, the Company has not issued any SARs.

Restricted Stock Unit:

Restricted Stock Unit awards may be subject to transfer and other restrictions including, without limitation, continued employment, performance conditions, or limitations on voting and/or dividend rights. Restricted Stock awards will be forfeited if the restrictions imposed on the Grant Date have not expired at the time of termination of employment or service in the case of a non-employee director or consultant. As of June 30, 2025 and December 31, 2024, the Company had granted (net of forfeitures) 130,805,000 and 173,571,508 Restricted Stock Units, respectively, which are subject to time and performance vesting conditions.

Stock Grant Awards:

Stock Grant Awards grant the Participant the right to receive (or purchase at such price as previously determined in the award) a designated number of shares of Common Stock free of any vesting restrictions. The purchase price, if any, shall be payable in cash or other form of consideration. Stock Grant Awards may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation due to the Participant. As of June 30, 2025 and December 31, 2024, respectively, the Company has not issued any Stock Grant Awards.

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

A summary of Stock Option activity as of June 30, 2025 and December 31, 2024 is as follows:

	Weighted Average Exercise Price per Share
(In Thousands except for per share price)	Stock Options	Exercise Price per Share	Term (in years)
Outstanding as of December 31, 2024	50,196	$0.17	7.65
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(3,932)	$0.32
Outstanding as of June 30, 2025	46,264	$0.11	6.39
Exercisable as of June 30, 2025	44,974	$0.10	6.37

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

The Company granted no RSUs during the three and six months ended June 30, 2025 and 2024, respectively.

A summary of RSU activity as of June 30, 2025 and December 31, 2024 is as follows:

		Weighted-Average Grant Date
(In Thousands except for per share amounts)	RSU’s	Fair Value per Share
Outstanding as of December 31, 2024	173,572	$0.79
Awarded	5,562	$0.80
Vested	-
Cancelled/Forfeited	(48,329)	0.80
Outstanding as of June 30, 2025	130,805	$0.79

During the three and six months ended June 30, 2025 and 2024, respectively, the Company recognized stock compensation expense related to stock options and RSU’s, as follows:

	For the Six Months Ended June 30		For the Three Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Cost of Goods Sold	$(187)	$1,669	$(128)	$693
General and Administrative	(1,398)	1,347	(221)	491
Sales and Marketing	(1,116)	605	(233)	222
Research and Development	(855)	1,304	(31)	475
Total Stock-Based Compensation Expense	$(3,556)	$4,925	$(613)	$1,881

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

During the three and six months ended June 30, 2025, no new expense was recognized for RSU awards based on the Company’s conclusion that the performance condition for the RSUs was not probable of being satisfied at such time, as discussed below. However, forfeitures of previously granted RSUs resulted in a reversal of $613 thousand and $3,556 thousand in stock-based compensation expense, respectively, for the three and six months ended June 30, 2025. The amount of future stock-based compensation expense may be impacted by additional option or RSU grants, or further forfeitures.

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

During the six months ended June 30, 2025, the Company granted Restricted Stock Units (RSUs) that vest upon the satisfaction of both a service-based and a performance-based requirement. The service condition is a stated service period generally requiring 36 months of service, with the total number of RSUs awarded vesting on a cliff basis after the 36-month anniversary date of the grant. The performance-based condition is an event-based criteria that will be satisfied as to any then-outstanding RSUs on the first to occur of a ‘Qualifying Transaction” defined as: (1) the closing date of a transaction resulting in a change in control; or (2) the effective date of an IPO.

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

As of June 30, 2025 and December 31, 2024, respectively, the Company concluded that the performance condition described above for the RSUs was not probable of being satisfied at such time. As a result, the Company has not recognized any compensation cost to date for any RSUs outstanding. In the period in which the performance-based condition is achieved, the Company will accelerate all vesting and record the stock-based compensation expense using the accelerated attribution method, based on the grant date fair value of the RSUs.

(In Thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2024	173,572	$137,122
RSUs Granted	5,562	$4,450
RSUs Forfeited	(48,329)	$(38,663)
Outstanding and unvested at June 30, 2025	130,805	$102,909

As of June 30, 2025 and December 31, 2024, respectively, all stock-based compensation expenses related to the Company’s RSUs remained unrecognized because the performance-based condition was not satisfied. No RSUs had met their service-based vesting condition as of December 31, 2024; also, no RSUs had met the performance vesting condition as of December 31, 2024 or June 30, 2025.

If the performance vesting condition had been satisfied on June 30, 2025, the Company would have recorded $102.9 million of stock-based compensation expense using the accelerated attribution method related to RSUs. Due to the nature of the acceleration clause, upon a Qualified Transaction, 100% of the stock-based compensation expense on these RSUs will be recognized.

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

Legal Proceedings

Claims filed by the Company

(i)	The Company initiated legal action against former employees who violated their agreements post-termination. Specifically, the Company filed two lawsuits against former employees alleging claims including breach of contract, violations of the Computer Fraud & Abuse Act, violations of the Defend Trade Secrets Act, conversion, unjust enrichment, breach of covenant of good faith and fair dealing, and demand for temporary and permanent injunctive relief. These litigation matters remain pending. Management does not anticipate these matters will have a material impact on the Company’s results of operations or financial condition. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250 thousand.

(ii)	The Company engaged in litigation with an Internet Blogger who posted defamatory information regarding the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50 thousand in damages. A judgment lien has been placed on property owned by the defendant and the Company is in the process of filing a foreclosure action against the property.

(iii)	On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. and individual Brent McPhail in US District Court. The Company seeks damages equal to all amounts paid under the contracts, among other relief, to recover from these breaches and misrepresentations. The Company anticipates a judgment in its favor, but recovery of these assets is uncertain.

Claims filed against the Company

(i)	The Company received notifications of employment-related charges filed by former employees with the Equal Employment Opportunity Commission (“EEOC”) and the National Labor Relations Board (“NLRB”). The allegations involve various issues such as discrimination and interference with employee rights. The Company provided responses to both agencies and is awaiting further developments. The Company does not expect a material impact to its financial position.

(ii)	The Company’s former Chief Operating Officer, terminated for cause after seven months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its directors. The Company settled this matter in March 2025 without a material impact to its financial position. The Company paid $105 thousand to this former employee in exchange for the surrender of 5,882,353 shares of the Company’s Preferred A Stock.

(iii)	Leader Capital is a shareholder of the Company and has filed suit against the Company and its previous transfer agent, Transfer Online, Inc. The Company is defending itself and Transfer Online in this lawsuit, which has a potential loss range of between $1 and $3.7 million, but the Company believes it has a good probability of success on summary judgment and a good probability of success at trial. Accordingly, the Company has not accrued a loss contingency for this matter.

(iv)	Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit against Brave Control Solutions, Inc., BOXABL Inc., and Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. This case was dismissed, with no damages asserted against BOXABL.

(v)	The Company has received claims from various parties alleging that BOXABL violated certain California Laws, including the Trap and Trace Law and California Privacy Laws relating to its Facebook postings. The Company does not expect a material impact to its financial position.

(vi)	Pronghorn Homes, LLC, a party to the Arizona mining project, filed a lawsuit against the Company in the State of Arizona, which has a potential loss exposure of up to $295 thousand. The Company denies liability and intends to defend against this claim. Accordingly, the Company has not accrued a loss contingency for this matter.

(vii)	The Company entered into an agreement with a RV Park for the sale of certain PMRV units. It appears that the RV Park did not obtain required zoning and land use permits to install and use the units at their site in Arizona. The State of Arizona ‘red tagged’ the units and the RV Park asserted claims against the Company, demanding that the Company immediately remove the units. The Company has denied all liability and is negotiating a resolution of the dispute with the RV Park. Accordingly, the Company has not accrued a loss contingency for this matter.

Other Matters

The Company uncovered potential misconduct by a former employee related to a stock scheme, the impact of which is challenging to measure. The Company anticipates that judgment will be entered in its favor for a sum less than $1 million, but the investigation and extent of damages is ongoing. After discovering the misconduct, the Company received a claim from a plaintiff that purchased fraudulent shares of the Company’s stock from the former employee of the Company, at a discounted price, incurring a loss of approximately $144 thousand. The Plaintiff claims that he purchased shares by writing a check to an entity that was controlled by the former employee and alleges negligence and violations of Nevada Revised Statute (NRS) 90.9570. The Company denies liability and intends to defend against this claim. Accordingly, the Company has not accrued a loss contingency for this matter. Separate from the claim filed against the Company, the Company has also entered into settlement agreements with various parties who may have been impacted by the former employee. This resulted in the recognition of $2.4 million of legal settlement expenses recorded in General and administrative expenses, settled with 3,043,788 shares of the Company’s Preferred A-1 Stock, during the three months ended June 30, 2025.

NOTE 14 – INCOME TAXES

The Company has not recorded any income tax expense for the three and six months ended June 30, 2025 and 2024.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of June 30, 2025 and December 31, 2024 due to historical losses and uncertainty surrounding the use of such assets.

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

NOTE 16– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2025 through August 19, 2025, the issuance date of these unaudited interim condensed consolidated financial statements.

Merger Agreement

On August 4, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, FG Merger II Corp., a Nevada corporation (“FGMC”), and FG Merger Sub II Inc., a Nevada corporation and wholly-owned subsidiary of FGMC (“Merger Sub”). The Merger Agreement provides for a two-step merger transaction (the “Mergers”) in which, first, Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving as a wholly-owned subsidiary of FGMC, and, immediately thereafter, the Company (as the surviving company in the First Merger) will merge with and into FGMC (the “Second Merger”), with FGMC continuing as the surviving public company (the “Surviving Pubco”). By virtue of the consummation of the Mergers, the Surviving Pubco will change its name to BOXABL Inc. The Boards of Directors of the Company, FGMC, and Merger Sub have unanimously approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the First Merger, each share of the Company’s common stock (other than certain excluded shares and any shares held by stockholders who properly exercise and do not lose their dissenter’s rights under applicable Nevada law) will be converted into the right to receive a number of shares of common stock of the Surviving Pubco, as determined by the exchange ratio set forth in the Merger Agreement. Each share of the Company’s preferred stock will be converted into the right to receive the applicable merger consideration as set forth in the Merger Agreement. Outstanding Company warrants and other convertible securities will be assumed by the Surviving Pubco and become exercisable for shares of Surviving Pubco common stock, subject to adjustment as provided in the Merger Agreement. The transaction is intended to qualify as a “reorganization” within the meaning of Sections 1.368-2(g) and 1.368-3(a)of the Internal Revenue Code for U.S. federal income tax purposes. The aggregate merger consideration to be received by Company shareholders is equal to a combination of preferred and common shares of FGMC that equals a total of $3,500,000,000, each at a deemed value of $10 per share.

The closing of the Mergers is subject to customary closing conditions, including, among others, approval of the transaction by the stockholders of the Company and FGMC, effectiveness of a registration statement on Form S-4 to be filed by FGMC with the SEC in connection with the transaction, expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, accuracy of representations and warranties, approval for listing of the Surviving Pubco common shares on Nasdaq or NYSE, absence of any law or order prohibiting the consummation of the transaction, and other conditions as set forth in the Merger Agreement.

The Merger Agreement may be terminated and the transactions contemplated thereby abandoned at any time prior to the closing under certain specified circumstances. Either the Company or FGMC may terminate the agreement by written notice if the closing has not occurred on or before December 31, 2025 (the “Agreement End Date”), provided that the right to terminate on this basis is not available to any party whose breach of the agreement has proximately caused the failure of the closing to occur by such date. Termination is also permitted by mutual written consent of the parties, or by either party if a governmental authority enacts a law or order that makes consummation of the transactions illegal or otherwise prohibits the transaction, so long as the terminating party or its subsidiaries did not cause such prohibition by their own breach.

Additional termination rights include the ability for either party to terminate if the required stockholder approvals from either the Company or FGMC are not obtained at their respective stockholder meetings, unless the failure to obtain such approval is due to the action or inaction of the party seeking termination. The agreement may also be terminated by one party if the other party has committed a material breach of its representations, warranties, or covenants that would prevent the satisfaction of closing conditions, subject to a cure period of up to thirty (30) days (or any shorter period remaining before the Agreement End Date) after notice of such breach. Upon termination, the agreement becomes void and has no further effect, except for certain provisions that expressly survive, and subject to liability for any willful and material breach or actual fraud occurring prior to termination. Each party is responsible for its own fees and expenses incurred in connection with the agreement and the contemplated transactions, except as otherwise provided.

Related Agreements

In connection with the execution of the Merger Agreement, FG Merger Investors II LLC, the sponsor of FGMC, entered into a support agreement pursuant to which it agreed to vote its shares of FGMC in favor of the transaction and take certain other actions in support of the Mergers. Certain stockholders of the Company entered into a support agreement pursuant to which they agreed to vote their shares of the Company in favor of the transaction and take certain other actions in support of the Mergers. At closing, the Company and FGMC will enter into lock-up agreements with certain Company stockholders and with the sponsor, restricting the transfer of certain shares for specified periods following the closing. The Company and FGMC previously entered into a confidentiality and non-disclosure agreement in connection with the transaction.

Sales

Between July 1, 2025 and August 19, 2025, the Company shipped 1 unit. As of August 19, 2025, there are currently 216 units that are under contract.

Equity Events

Subsequent to June 30, 2025, the Company issued the following:

-	6,651 thousand shares of Series A-3 Preferred Stock for gross proceeds of $5,166 thousand through Regulation A.
-	2,438 thousand shares of Series A-3 Preferred Stock for gross proceeds of $1,817 thousand through Regulation D.

For awards previously issued under the Company’s Amended 2021 Stock Incentive Plan, the Company recognized employee forfeitures of 2,012 thousand RSUs and 88 thousand Stock Options subsequent to June 30, 2025. Additional grants of 4,187 thousand RSUs were made under the Plan. No additional grants of Stock Options were made, however.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere herein and our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our most recent annual report on Form 10-K filed on the Securities and Exchange Commission (“SEC”) on April 14, 2025. The condensed consolidated financial statements of the Company appearing in this Quarterly Report on Form 10-Q are unaudited, and may not include year-end adjustments necessary to make those financial statements comparable to audited results, although, in the opinion of management, all adjustments and disclosures necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year.

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

General

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

The Company has obtained state modular approvals under state-wide modular housing programs in New Mexico, California, Nevada and South Carolina. The approvals were obtained as follows:

●	During May 2024, we received approval to sell Casitas as Modular homes in California in certain climate zones.
●	During July 2024, we received approval to sell Casitas under the Statewide Modular Program in New Mexico.
●	During January 2025, we received approval to sell Casitas in Nevada under the Residential building code.
●	During January 2025, we received approval to sell Casitas under the Statewide Modular Program in all climate zones in California.
●	During June 2025, we received approvals of plan sets for the Casita in South Carolina under the Statewide Modular Program, and our manufacturers license; factory certification is pending and the Company expects this within the next 6 months.

The Company had originally obtained approval for its Casita in Arizona in December 2023. However, the Arizona Department of Housing revoked this approval in May 2024 due to installation issues identified at one customer site in Arizona. The Company has assessed that these issues resulted from improper installation rather than the Company’s product and it is in active discussions with officials in Arizona to resolve the matter.

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

BOXABL also has been focused on selling its products in multiple jurisdictions that do not have a statewide modular housing program. In these areas, the ultimate approval comes down to the local jurisdiction and is determined on a site-by-site basis. This pertains to the following areas:

●	Oklahoma
●	Utah
●	Wyoming
●	Kansas
●	West Virginia
●	Hawaii
●	Vermont
●	Alaska
●	Oregon
●	Connecticut
●	Delaware
●	New York
●	Tribal Lands

BOXABL is generally also able to sell its Casita, by adding a permanent chassis, as a Park Model RV under ANSI A119.5 in the majority of US states.

The Company retained multiple third-party inspection agencies to assist in achieving certification in multiples states with modular housing legislation simultaneously.

Merger Agreement

On August 4, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, FG Merger II Corp., a Nevada corporation (“FGMC”), and FG Merger Sub II Inc., a Nevada corporation and wholly-owned subsidiary of FGMC (“Merger Sub”). The Merger Agreement provides for a two-step merger transaction (the “Mergers”) in which, first, Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving as a wholly-owned subsidiary of FGMC, and, immediately thereafter, the Company (as the surviving company in the First Merger) will merge with and into FGMC (the “Second Merger”), with FGMC continuing as the surviving public company (the “Surviving Pubco”). By virtue of the consummation of the Mergers, the Surviving Pubco will change its name to BOXABL Inc. The Boards of Directors of the Company, FGMC, and Merger Sub have unanimously approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the First Merger, each share of the Company’s common stock (other than certain excluded shares and any shares held by stockholders who properly exercise and do not lose their dissenter’s rights under applicable Nevada law) will be converted into the right to receive a number of shares of common stock of the Surviving Pubco, as determined by the exchange ratio set forth in the Merger Agreement. Each share of the Company’s preferred stock will be converted into the right to receive the applicable merger consideration as set forth in the Merger Agreement. Outstanding Company warrants and other convertible securities will be assumed by the Surviving Pubco and become exercisable for shares of Surviving Pubco common stock, subject to adjustment as provided in the Merger Agreement. The transaction is intended to qualify as a “reorganization” within the meaning of Sections 1.368-2(g) and 1.368-3(a)of the Internal Revenue Code for U.S. federal income tax purposes. The aggregate merger consideration to be received by Company shareholders is equal to a combination of preferred and common shares of FGMC that equals a total of $3,500,000,000, each at a deemed value of $10 per share.

Closing Conditions

The closing of the Mergers is subject to customary closing conditions, including, among others, approval of the transaction by the stockholders of the Company and FGMC, effectiveness of a registration statement on Form S-4 to be filed by FGMC with the SEC in connection with the transaction, expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, accuracy of representations and warranties, approval for listing of the Surviving Pubco common shares on Nasdaq or NYSE, absence of any law or order prohibiting the consummation of the transaction, and other conditions as set forth in the Merger Agreement.

Termination Provisions

The Merger Agreement may be terminated and the transactions contemplated thereby abandoned at any time prior to the closing under certain specified circumstances. Either the Company or FGMC may terminate the agreement by written notice if the closing has not occurred on or before December 31, 2025 (the “Agreement End Date”), provided that the right to terminate on this basis is not available to any party whose breach of the agreement has proximately caused the failure of the closing to occur by such date. Termination is also permitted by mutual written consent of the parties, or by either party if a governmental authority enacts a law or order that makes consummation of the transactions illegal or otherwise prohibits the transaction, so long as the terminating party or its subsidiaries did not cause such prohibition by their own breach.

Additional termination rights include the ability for either party to terminate if the required stockholder approvals from either the Company or FGMC are not obtained at their respective stockholder meetings, unless the failure to obtain such approval is due to the action or inaction of the party seeking termination. The agreement may also be terminated by one party if the other party has committed a material breach of its representations, warranties, or covenants that would prevent the satisfaction of closing conditions, subject to a cure period of up to thirty (30) days (or any shorter period remaining before the Agreement End Date) after notice of such breach. Upon termination, the agreement becomes void and has no further effect, except for certain provisions that expressly survive, and subject to liability for any willful and material breach or actual fraud occurring prior to termination. Each party is responsible for its own fees and expenses incurred in connection with the agreement and the contemplated transactions, except as otherwise provided.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Related Agreements

In connection with the execution of the Merger Agreement, FG Merger Investors II LLC, the sponsor of FGMC, entered into a support agreement pursuant to which it agreed to vote its shares of FGMC in favor of the transaction and take certain other actions in support of the Mergers (the “Sponsor Support Agreement”). Certain stockholders of the Company entered into a support agreement pursuant to which they agreed to vote their shares of the Company in favor of the transaction and take certain other actions in support of the Mergers (the “Company Support Agreement”). At closing, the Company and FGMC will enter into lock-up agreements with certain Company stockholders (the “Company Lock-Up Agreements”) and with the sponsor (the “Sponsor Lock-Up Agreement”), restricting the transfer of certain shares for specified periods following the closing. The Company and FGMC previously entered into a confidentiality and non-disclosure agreement in connection with the transaction.

The foregoing description of the Sponsor Support Agreement, Company Support Agreement, Company Lock-Up Agreements, and Sponsor Lock-Up Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Sponsor Support Agreement, Company Support Agreement, Company Lock-Up Agreements, and Sponsor Lock-Up Agreement, respectively, copies of which are attached as Exhibits 10.23, 10.24, 10.25, and 10.26 to this Quarterly Report on Form 10-Q, respectively, and incorporated herein by reference

Trend Information

To date through August 19, 2025, we have manufactured 744 Casitas and have completed deliveries of 285 Casitas in 6 states, including Arizona, Nevada, California, Oklahoma, Utah, and Hawaii. The Company has remaining customer deposits of $3.3 million from 9,350 potential customers ranging from $100 to $5,000. The Company currently requires a $500 non-refundable order fee for Casitas to connect that customer to a BOXABL Preferred Dealer/Installer and survey the related location where the product is intended to be installed. The Company also started accepting $200 non-refundable pre-order fees in January 2025 to be added to the priority list for the Baby Box as discussed below.

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

For Phase 2 modular, we have been prototyping the production over the past few months and built two model homes in our Factory. This product will eventually need a new production line. We have developed various manufacturing concepts to manufacture this product in the future. We expect the design and development changes to be completed within 2025 and will focus design and manufacturing efforts based on the orders from developers for specific floorplans/models within the product offering. Manufacturing changes will be completed in parallel to the designs for initial manufacturing launch, which we expect to occur within the first half of 2026, subject to State approvals.

For Phase 2 Baby Box, we plan to start production of Baby Boxes in the fourth quarter of 2025.

In 2025, and following feedback from our customer base, we also introduced a 2-box configuration set up of our Casita including a 1 or 2 bedroom (for a total of 722 sq. ft.) set up for the California ADU market. This new floor plan can be produced with our existing production line.

Also, in 2025, the Company introduced a product currently in research and development, known as Sanctuary. This is a modular housing system designed for rapid deployment of versatile shelters that can be used for emergency response and are configured in single (55 sq ft) and double (85 sq ft) occupancy layouts. The Sanctuary models are developed with a new proprietary panelized construction for superior thermal performance and rapid deployment. We anticipate that the new panel designs will initially be produced on our current production line.

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

Results of Operations

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024

Revenues

Our gross revenues for the three months ended June 30, 2025 and 2024 were $279,000 and $83,000, respectively. The BOXABL Casita received modular housing approval in New Mexico and California in 2024, and Nevada and South Carolina in 2025, as discussed above. Revenue was generated by the sale of 4 Casitas delivered to 4 customers during the three months ended June 30, 2025. This is in comparison to the sale of 1 Casitas delivered to 1 customer during the three months ended June 30, 2024. During the three months ended June 30, 2025, revenues from four customers made up 88% of the Company’s revenues. Significant customers included American Home Source, NRE Custom Homes, KAS Construction, and Pinnacle Construction, representing 24%, 22%, 21% and 21% of revenues for the three months ended June 30, 2025, respectively.

We are continuing to close deals from our sales pipeline/waitlist and generating interest in our next generation of products. We have reinforced our go-to market sales strategy with a targeted salesforce. On July 17, 2024, the Company launched the BOXABL Directory which is a growing network of modular home Preferred Dealers/Installers across the States where the Company has approval to sell its Casita. Since most states require various dealer and installer licenses in order to sell and install modular homes, BOXABL had been utilizing a network of Preferred BOXABL Dealers/Installers to handle these transactions with its end customers. In addition to the network of Dealers/Installers, the Company has also launched an online dealer portal which allows the approved and trained Dealers/Installers to access a list of potential customers that have ordered a Casita in their area, are ready to proceed with their project, and need sitework and installation services. The launch of the Company’s dealer portal, combined with the expansion of our Preferred Dealer/Installer network, provides a platform for the Company to expand its sales and installation operations throughout the States where our product can be sold. Since launching the BOXABL Directory, the Company trained over 80 Dealers/Installers in its network. As the Company’s product obtains additional approvals throughout the country, the Company expects to utilize these systems to execute additional sales in these territories, with faster ramp up time.

Cost of Goods Sold

Cost of goods sold were $9.7 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively. Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, the related labor, and indirect manufacturing overhead costs associated with that production. Manufacturing overhead, consists primarily of the allocation of indirect labor, rent and lease expense, and depreciation expense. Other allocations to manufacturing overhead included indirect supplies, scrapped material, and maintenance costs.

Cost of goods sold for the three months ended June 30, 2025 and 2024, consist of the following:

	June 30,
(In Thousands)	2025	2024
Direct material/shipping	$136	$29
Direct labor	116	343
Manufacturing overhead	(344)	2,549
Inventory adjustments	9,815	-

Cost of goods sold	$9,723	$2,921

Our costs of goods sold increased significantly due to inventory adjustments resulting primarily from the write down of 68 units that management determined were obsolete following the inventory slow movement analysis, for which the Company determined that it was not cost effective to rework, resulting in an inventory write down of $8.3 million in the three months ended June 30, 2025. In addition, during the three months ended June 30, 2025, the Company recognized $1.3 million in inventory valuation adjustments within cost of goods sold related to adjusting the carrying value of finished goods inventory to its net realizable value. See Note 5 to our unaudited condensed consolidated financial statements for more information regarding inventory valuation adjustments. During the three months ended June 30, 2025, our manufacturing overhead was negative $344,000 due to the recapture of stock-based compensation expense resulting from terminations recognized in the second quarter of 2025. We continue to work to align production activity with delivery schedules. Our costs of goods sold compared to revenues for each period presented remain significantly elevated due to our reduced production levels as we faced delays on revenues mainly from permitting and regulatory issues, customer readiness and financing. As a result, the factory overhead, including the costs of leasing and operating our factories and indirect labor costs, was allocated to the total units produced during the respective periods. While we estimate that we could produce and deliver 1,200 Casitas per year at full factory capacity, or 300 Casitas per quarter, we only produced 25 Casitas and 35 Casitas in the three month ended June 30, 2025 and 2024, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 and 2024, consisted of the following:

	June 30,
(In Thousands)	2025	2024
General and administrative	$5,938	$3,842
Sales and marketing	15,142	2,201
Research and development	676	1,332
Impairment loss	-	12,120

Total Operating expenses	$21,756	$19,495

General and administrative expenses consist of compensation and benefits for various positions including company administration, rents, shop supplies, and utilities. The increase in general and administrative expenses was primarily related to compensation and benefits for additional staff in IT, Legal, and Accounting, offset by the Company’s cost control initiatives. As we expand the Company’s production capacity, we generally expect these expenses to decrease on a per unit basis, though they may increase somewhat upon the consummation of the transactions contemplated by the BCA.

We also incurred higher sales and marketing expenses in the three months ended June 30, 2025, offset by a slight decrease in research and development expenses. Sales and marketing expenses generally consist of advertising and promotions. Starting in 2024 and increasing in 2025, the Company undertook significant new advertising campaigns to refine the marketing of the Company’s products focused on generating sales activity, as well as advertising to customers, leading to a significant increase in sales and marketing expenses in the three months ended June 30, 2025 compared to prior year period. Research and development activity is essential to testing and developing BOXABL products and involves significant costs to obtain permits and approvals. These costs included test raw material used in production and researching industry standards and regulations. Research and development costs declined as the Company succeeded in obtaining state approvals under modular housing programs in several states. Following BOXABL obtaining California statewide approval for the Casita in all climate zones in January 2025, we expect to focus future research and development efforts on our Phase 2 Modular Building System and the Baby Box.

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

For the three months ended June 30, 2025 and 2024, the Company recaptured $613,000 and recognized $1.9 million in stock-based compensation, respectively. The decrease is attributable to employee forfeitures upon terminations in 2025, offset by the vesting of stock options under the Company’s Amended 2021 stock incentive plan. See “Note 12. Stockholders’ Equity – Stock-based Compensation” for further discussion.

Total Other Income

For the three months ended June 30, 2025 and 2024, our total other income was $400,000 as compared to $502,000, respectively, primarily due to lower balances of interest-bearing deposits.

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024

Revenues

Our gross revenues for the six-months ended June 30, 2025 and 2024 were $402,000 and $708,000, respectively. Revenue was generated by the sale of 5 Casitas delivered to 5 customers during the six months ended June 30, 2025. This is in comparison to the sale of 7 Casitas delivered to 4 customers during the six months ended June 30, 2024. During the six months ended June 30, 2025, revenues from four customers was approximately 76% of the Company’s revenues. Significant customers included Pinnacle Construction, KAS Construction, NRE Construction, and American Home Source, representing 30%, 15%, 15% and 16% of revenues for the six months ended June 30, 2025, respectively.

Cost of Goods Sold

Cost of goods sold were $11.8 million and $7.3 million for the six-months ended June 30, 2025 and 2024, respectively.

Cost of goods sold for the six months ended June 30, 2025 and 2024, consist of the following:

	June 30,
(In Thousands)	2025	2024
Direct material/shipping	$170	$252
Direct labor	145	411
Manufacturing overhead	(353)	6,669
Inventory adjustments	11,879	-

Cost of goods sold	$11,841	$7,332

Our costs of goods sold increased significantly due to inventory adjustments related primarily to the write down of 68 units that management determined were obsolete following the inventory slow movement analysis, for which the Company determined that it was not cost effective to rework, resulting in an inventory write down of $8.4 million in the six months ended June 30, 2025. In addition, during the six months ended June 30, 2025, the Company recognized $3.4 million in inventory valuation adjustments within cost of goods sold related to adjusting the carrying value of finished goods inventory to its net realizable value. See Note 5 to our unaudited condensed consolidated financial statements for more information regarding inventory valuation adjustments. During the six months ended June 30, 2025, our manufacturing overhead was negative $353,000 due to the recapture of stock-based compensation expense resulting from terminations recognized in 2025. We continue to work to align production activity with delivery schedules. We produced 35 Casitas in the six months ended June 30, 2025 and 54 Casitas in the six months ended June 30, 2024, which bore the full manufacturing overhead costs in those periods, compared to an estimated full production rate of 300 Casitas per quarter.

Operating Expenses

Operating expenses for the six months ended June 30, 2025 and 2024, consisted of the following:

	June 30,
(In Thousands)	2025	2024
General and administrative	$7,745	$7,571
Sales and marketing	21,492	5,060
Research and development	1,259	3,579
Impairment loss	-	12,120

Total Operating expenses	$30,496	$28,330

General and administrative expenses consist of compensation and benefits for various positions including company administration, rents, shop supplies, and utilities. The increase in general and administrative expenses was primarily related to compensation and benefits for additional staff in IT, Legal, and Accounting, offset by the Company’s cost control initiatives.

We also incurred higher sales and marketing expenses in the six months ended June 30, 2025 compared to the prior period, reflecting increased advertising as discussed above. Research and development activity declined following our obtaining state approvals under modular housing programs in several states.

Stock-based Compensation Expense

For the six-months ended June 30, 2025 and 2024, the Company recaptured $3.6 million and recognized $4.9 million in stock-based compensation, respectively. The decrease is attributable to employee forfeitures upon terminations in 2025, offset by the vesting of Stock options under the Company’s Amended 2021 stock incentive plan. See “Note 12. Stockholders’ Equity – Stock-based Compensation” for further discussion.

Total Other Income

For the six months ended June 30, 2025 and 2024, our total other income was $872,000 as compared to $1.1 million, respectively, primarily due to lower balances of interest-bearing deposits.

Liquidity and Capital Resources

Going Concern

The Company’s unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to slower sales associated with delays in obtaining US statewide modular approvals and customer readiness, the Company reported a net loss of $41.1 million and an operating cash outflow of $33.7 million for the six months ended June 30, 2025. At June 30, 2025, the Company had an accumulated deficit of $759.5 million. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating product sales, and (c) raising funds through equity financing. The Company anticipates current capital on hand, product revenue, and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. Through June 2025, the Company conducted offerings of shares of its preferred stock through Regulation A and Regulation D in the United States and in a Canadian offering. Management believes that the actions being taken by the Company will provide sufficient liquidity for the Company to continue to execute its business plan over the next year. However, there can be no assurances that management’s plans will be achieved.

Sources of Liquidity

To date, our operations have been financed by our exempt offerings of securities made in reliance on Regulation A, Regulation CF and both Rule 506(c) and Rule 506(b) of Regulation D in the United States and exempt offering regulations in Canada. For details regarding our securities offerings, see below Sales of Securities.

At June 30, 2025, our principal source of liquidity was our unrestricted cash and cash equivalents and short-term investments, which we achieved through our offerings of securities as discussed above. As of June 30, 2025, the Company held $14.8 million in unrestricted cash and cash equivalents, $1.1 million in digital assets, and $2.0 million in investments in short-term treasury notes, compared to $5.8 million in cash and cash equivalents, and $15.9 million held in short-term treasury notes as of December 31, 2024. Based on the Company’s current burn rate of $5.6 million per month, we anticipate that the current liquidity together with cash generated from sales of our products will be sufficient to meet our immediate cash needs for 6 months.

Historical Cash Flows

	Six Months Ended June 30,
(In Thousands)	2025	2024

Net cash used in operating activities	$(33,670)	$(19,246)
Net cash provided by investing activities	$12,548	$6,085
Net cash provided by financing activities	$30,192	$296

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

Inventory

Our physical assets decreased with inventory of $16.5 million as of June 30, 2025, related to 348 inventory units, which is comprised of $6.5 million related to 126 Casitas in finished goods and $7.2 million related to 222 work-in-process units. This compares to $24.3 million in inventory as of December 31, 2024, primarily comprised of 397 Casitas classified as finished goods. During the six months ended June 30, 2025, the Company decided to rework certain of its existing units to meet California modular specifications so that these units are able to be sold in California, as discussed in Note 5 of our unaudited condensed consolidated financial statements. As a result, in the second quarter of 2025, approximately $7.1 million of inventory was reclassified from finished goods to work-in-process on the consolidated balance sheet.

The decline in the Company’s June 30, 2025 total inventory balance mainly relates to the write down of 68 units that had been held in inventory for an extended time period and for which the Company determined that it was not cost effective to rework. Subsequent to June 30, 2025 and through August 19, 2025, we delivered 1 additional Casita.

Property, Plant and Equipment

Property, Plant and Equipment decreased to $8.1 million as of June 30, 2025 compared to $8.9 million as of December 31, 2024 primarily resulting from depreciation of machinery and equipment at our manufacturing facility.

Sales of Securities

During the six months ended June 30, 2025 and 2024, the Company conducted offerings under Regulation A, Regulation Crowdfunding, Regulation D, and in a Canadian offering. These offerings terminated in June 2025. The progress of these offerings during those periods was as follows:

(In Thousands)	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
Offering	Shares Sold	Gross Proceeds	Shares Sold	Gross Proceeds
Regulation A (Series A-3)	63,304	$49,507	-	$-
Regulation D (Series A-3)	6,779	5,101	5,338	3,145
Canada (Series A-2)	162	129	-	-
Total	70,245	$54,737	$5,338	$3,145

Material Commitments and Obligations

Expense Commitments

As of June 30, 2025, we reported current lease liabilities of $3.7 million compared to $3.5 million as of December 31, 2024. Our long-term lease liability decreased to $5.3 million as of June 30, 2025, from $7.2 million as of December 31, 2024, due to the passage of time.

Customer Deposits

Our main non-lease liability is the Company’s obligation to customers who have placed deposits on the purchase of our products. As of June 30, 2025, the Company held customer deposits in the amount of $3.4 million, which represented a decrease from $3.6 million as of December 31, 2024. This decrease is due to refunds and/or application of customer deposits to customer orders that were fulfilled during 2025.

Deferred Revenue

As of June 30, 2025, our balance sheet carried $2.7 million of deferred revenue related primarily to advanced deposits on unfulfilled purchase orders, including $1.5 million to Pronghorn Services LLC, $108,000 deposit on a contract with Hideaway Inn, LLC, and $340,000 deposit for purchase orders from Punnet Construction in Oklahoma. This compares to $2.3 million of deferred revenue as of December 31, 2024. Deferred revenue generally occurs when the Company receives payments from the customer in advance of the Company shipping units to that customer. Pursuant to ASC 606, Revenue Recognition, the Company records deferred revenue for paid, unfulfilled performance obligations which are represented by the Casitas or installer training sessions that had not yet been delivered as of the date of the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of June 30, 2025 or December 31, 2024.

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

Planned Timeline

With the success of our fundraising through our offerings under Regulation A, Regulation D, and Regulation CF, we have continued to advance our planned timeline. As of June 30, 2025, we see our next 12-month timeline as follows:

Month 1-6:	●	Continue delivery of Casita orders to California, New Mexico, South Carolina, and Nevada and to states that do not have modular housing legislation.

	●	Release to market Casita 2 boxes set up with one- or two-bedroom floorplans and get it approved in California.

	●	Continue to expand our dealer & installer network.

	●	Develop a commission-only sales team and hire additional sales resources to ramp up the Company’s B2B and B2C Casita sales.

	●	Establish our RV Dealer in Nevada to facilitate sales of Baby Boxes.

	●	Begin delivery of Casita orders to New York subject to customary project approval.

	●	Expand horizontally by obtaining large-scale orders for projects in which the Company will provide development services alongside products.

	●	Obtain plant and Casita certification in South Carolina*, Texas, and Colorado. Costs are estimated to be $50,000 per State.

	●	Obtain state approval for sale of the Casita in Arizona, based on revised plan sets.

	●	Continue research and development on Sanctuary, a product suitable for emergency response and rapid deployment.

Month 6-12:	●	Obtain certification in several states including Texas and Nevada for our Casita 2 boxes set up. These would include 1- and 2-bedroom homes.

	●	Obtain orders for Phase 2 products to justify development costs for product & manufacturing.

	●	Begin work on contracted B2B development projects from the orders obtained in previous months.

	●	Obtain certification in California for our Phase 2 Modular Building System Boxes. Costs are estimated to be $50,000.

	●	Obtain state approval for the Casita in Iowa, Florida, Indiana, and New Jersey.

Month 12+:	●	Obtain certification in several states including Texas and Nevada for our Phase 2 Modular Building System Boxes. Costs are estimated to be $50,000 per state.

	●	Obtain State approval for the Casita in Maryland and Hawaii.

	●	Begin Production of Phase 2 Modular Building System Boxes, depending on receipt of sufficient orders for Phase 2 products.

	●	Explore vertical expansion, including the development of an AI-enabled smart home solution to enhance our customer experience.

	●	Develop a mobile product compliant with RV Codes that does not fold and is compact.

*Plan sets for the Casita in South Carolina have been approved; factory certification is pending and the Company expects this within the next 6 months.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in the design and operation of ineffective Information Technology General Controls (“ITGC”) over certain key financial IT systems and ineffective design and operation of certain business process controls over the preparation and timely review of financial statements and disclosures described below. This will require remediation in order to be effective at the reasonable assurance level.

Evaluation of Information Technology General Controls (ITGCs)

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness related to the ineffective design and operation of effective ITGC’s over certain systems that are critical to the Company’s financial reporting process. Specifically, the Company had ineffective design and operation of controls over certain information technology general controls (ITGCs), including user segregation of incompatible duties, program change management, and user access controls to ensure: (i) that access to applications and data, and the ability to perform program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored and restricted. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency for the year ended December 31, 2024 and the six months ended June 30, 2025.

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

During 2024 and the six months ended June 30, 2025, significant turnover in the Company’s personnel across the Finance, IT, Legal, and Investor Relations departments contributed to these deficiencies.

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

The Company believes that these actions, when fully implemented, will remediate the material weakness. However, the material weakness will not be considered fully remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. As the Company continues to evaluate operating effectiveness and monitor improvements to our internal control over financial reporting, we may take additional measures to address control deficiencies or modify the remediation plan described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for significant turnover in the Company’s personnel across the Finance, IT, Legal, Investor Relations, Business Development, Sales, and Human Resources departments.

Part II Other Information

Item 1 Legal Proceedings.

The Company is party to various legal proceedings and claims from time-to-time. A liability will be accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss is remote. However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of these proceedings.

Employment Matters

The Company initiated legal action against former employees who violated their employment agreements post-termination. Specifically, on or about June 13, 2023, the Company filed two (2) lawsuits against former employees alleging claims including Breach of Contract, violations of the Computer Fraud & Abuse Act, violations of the Defend Trade Secrets Act, Conversion, Unjust Enrichment, Breach of a Covenant of Good Faith and Fair Dealing, and demanded for temporary and permanent injunctive relief. These litigation matters are currently pending. Management does not anticipate these matters will have a material impact on the Company’s results of operations or financial condition. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250,000.

On or about March 2023, the Company uncovered potential misconduct by a former employee related to a stock scheme, the impact of which is challenging to measure. The Company filed a lawsuit against this former employee for breach of contract, violations of the Computer Fraud and Abuse Act, violations of the Defend Trade Secrets Act, Conversion, Unjust Enrichment, Breach of the Covenant of Good Faith and Fair Dealing and for a temporary and permanent injunction. The Company anticipates that judgment will be entered in its favor for a sum less than $1 million, but the investigation and extent of damages is ongoing.

On September 2, 2022, the Company received notice that a charge of employment discrimination had been filed with the Equal Employment Opportunity Commission (“EEOC”) against the Company under Title VII of the Civil Rights Act of 1964 (“Title VII”). The circumstances of the alleged discrimination occurred on or about May 1, 2022. On October 3, 2022, the Company (through counsel) filed a Position Statement refuting the allegations and provided supporting documentation of the Company’s position. The matter is pending before the EEOC. Management does not anticipate this matter will have a material impact on the Company’s results of operations or financial condition.

On or about September 25, 2023, the Company received notice that a charge of unfair labor practices was filed with the National Labor Relations Board against the Company under Section 7 of the National Labor Relations Act (“NLRA”). The circumstances of the refuted charge are alleged to have occurred between March 2023 and September 2023. On or about October 12, 2023, BOXABL (through counsel) filed a position statement refuting the allegations and providing supporting documentation of BOXABL’s position. The matter is pending before the NLRB. Management does not anticipate this matter will have a material impact on the Company’s results of operations or financial condition.

On May 7, 2024, the Company received notification that a former employee filed a charge of employment discrimination against the Company with the EEOC under Title VII of the Civil Rights Act of 1964 (Title VII). The alleged discrimination involves claims of race-based discrimination, retaliation, and harassment. On the same day, the Company engaged external legal counsel to submit a Position Statement, contest the allegations and provided supporting documentation. The matter is currently under review by the EEOC and has not progressed to a formal court case. Management does not anticipate this matter will have a material impact on the Company’s results of operations or financial condition.

The Company’s former Chief Operating Officer, who was terminated after seven (7) months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its Directors. The Company settled this matter in March 2025 without a material impact to its financial position. On March 25, 2025, the Company settled claims asserted against a former employee as well as claims that the former employee asserted against the Company. The Company paid $105,000 to this former employee in exchange for the surrender of 5,882,353 shares of the Company’s Preferred A Stock.

Other Litigation

The Company has received claims from various parties alleging that it violated certain California laws, including the Trap and Trace Law and California Privacy Laws relating to its Facebook postings. The Company does not expect a material impact to its financial position.

On January 23, 2023, the Office of Administration of the Arizona Department of Housing brought an administrative complaint against the Company alleging that the Company did not comply with certain administrative requirements prior to shipping housing units into Arizona, and sought penalties up to suspension or revocation of its license, an administrative penalty, or probation. On February 9, 2023, the Company filed its Answer, explaining, inter alia, that the Company acted in good faith and in accordance with its reasonable interpretation of the Department’s instructions regarding the shipments into Arizona, and that shipments were only made after it had requested and obtained the Department’s written consent and authorization November 2022. This administrative matter was resolved by settlement agreement on April 21, 2023. The Company paid an administrative penalty in the amount of $48,000 to the Arizona Department of Housing on April 26, 2023. The Company has satisfied all of its obligations to the Arizona Department of Housing under the settlement agreement.

In a settlement dated May 30, 2023, the Company has assumed responsibility to pay reconstruction costs regarding its Casitas in Freeport, Arizona, and the purchaser in the Pronghorn transaction, but the Company will only be responsible for 10% of any costs in excess of $1 million. The Company will incur 50% of shipping costs in the event the contract is canceled and the Casitas removed. The Company accrued a $570,000 warranty expense for such costs and any additional costs related to the 10-year limited warranty offered to Pronghorn, which is recorded as a component of accrued expenses and other current liabilities.

On June 13, 2023, the Company filed a lawsuit against an internet blogger, not affiliated with the Company, alleging claims based on business disparagement and defamation towards the Company. On August 5, 2024, the court entered a default judgment against the internet blogger and in favor of the Company, awarding $50,000 in damages. A judgment lien was placed on real property owned by the defendant. The Company is in the process of enforcing its rights against the property.

On or about October 5, 2023, Leader Capital High Quality Income Fund, a series of Leader Funds Trust, a Delaware Statutory Trust, commenced an action against the Company and other defendants in the District Court for Nevada, asserting claims for breach of duty to register a transfer of a security (NRS 104.8401), Conversion, and Intentional Interference with a Prospective Economic Advantage. Plaintiff claims that it requested the removal of a restrictive legend to shares held by Plaintiff and that the Company refused and/or delayed approval of the removal and caused Plaintiff to suffer damages. The Company agreed to provide a defense to Transfer Online Inc., its former transfer agent, and the Company has since been engaged in defending the lawsuit. Discovery has commenced and the Company intends to file a dispositive motion at the appropriate time. The Company denies the merit of the underlying allegations, the damages sought and the Company will continue to defend against them. Management estimates a loss range of $1 to $3.7 million from this matter and believes that the Company has a reasonably good probability of success on summary judgment, and if necessary, a reasonably good probability of success at trial.

On February 2, 2024, Pronghorn Homes, LLC, a party to the Arizona mining project, filed a lawsuit against the Company in the State of Arizona, which has a potential loss exposure of up to $295,000. The Company denies liability and intends to defend against this claim. Management does not anticipate the matter will have a material impact on the Company’s results of operations or its financial condition.

On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. (“Brave”), and its CEO, Brent McPhail. The lawsuit was filed in the United States District Court for the Eastern District of Michigan. The lawsuit related to the Company’s claim of breach of contract by Brave related to the design, manufacture, and programming of specialized equipment to be used by the Company. The Company seeks damages equal to all amounts paid under the contracts, among other relief sought. The Company anticipates a judgment in its favor, but recovery of these assets is uncertain.

On July 3, 2024, Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit against Brave Control Solutions, Inc., the Company , and the Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. This matter was dismissed without any damages being assessed against the Company.

On November 19, 2024, the Company entered into an agreement with an RV Park for the sale of certain PMRV units. It appears that the RV Park did not obtain required zoning and land use permits to install and use the units at their site in Arizona. The State of Arizona ‘red tagged’ the units and the RV Park asserted claims against the Company, and demanded that the Company immediately remove the units. The Company has denied all liability and is negotiating a resolution of this dispute with the RV Park. Management does not anticipate the matter will have a material impact on the Company’s results of operations or financial condition.

In May 2025, the Company received a claim from a plaintiff that purchased fraudulent shares of the Company’s stock from a former employee of the Company, at a discounted price, incurred a loss of approximately $144,000. Plaintiff claims that he purchased the shares by writing a check to an entity that was controlled by the former employee and alleges negligence and violations of Nevada Revised Statute (NRS) 90.9570. The Company denies liability and intends to defend against this claim. Management does not anticipate the matter will have a material impact on the Company’s results of operations or financial condition. Separate from the above claim filed against the Company, the Company has also entered into settlement agreements with various parties who may have been impacted by a stock scheme perpetrated by the former employee of the Company. This resulted in the recognition of $2.4 million of legal settlement expenses recorded in General and administrative expenses, settled with 3,043,788 shares of the Company’s Preferred A-1 Stock, during the three months ended June 30, 2025.

We know of no other existing or pending legal proceedings against the Company , nor are we involved as a plaintiff in any other proceeding or pending litigation. There are no proceedings in which any of our directors, officers any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to the Company

Item 1A. Risk Factors.

Rule 421(d) of the Securities Act of 1933 (§230.421(d) of this chapter). Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the six months ended June 30, 2025, the Company has engaged in the following unregistered issuances of securities. The proceeds raised were generally used to fund the development of the Company’s manufacturing facilities, working capital and compensation of executive officers and employees.

●	Beginning February 17, 2023, the Company commenced a Canadian offering, through FrontFundr and DealMaker, of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. This offering is subject to applicable exemptions under Canadian securities laws and is strictly limited to investors from specific Canadian provinces, which was verified by FrontFundr. As of June 30, 2025, the Company had sold 756,946 shares of A-2 Preferred Stock for gross proceeds of $605,400.

●	Beginning May 14, 2024, the Company commenced an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert pursuant to Rule 506(c) of Regulation D. As of June 30, 2025, the Company had sold 20,658,363 shares of Series A-3 Preferred Stock for gross proceeds of $14,082,651 million under the Regulation D offering.

●	The Company’s offering of Non-Voting Series A-3 Preferred Stock in reliance on Regulation A was qualified on June 24, 2024. As of June 30, 2025, the Company had sold 76,856,889 shares of Series A-3 Preferred Stock for gross proceeds of $59,521,138 million under Regulation A.

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

There were no purchases by the Company of its securities during the quarter ended June 30, 2025.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 4, 2025	8-K	000-56579	2.1	August 5, 2025

3.1	Sixth Amended and Restated Articles of Incorporation	8-K	000-56579	3.1	October 18, 2024

3.2	Bylaws	1-A POS	024-11419	2.2	September 19, 2022

9.1	Voting Trust Agreement**	10-Q	000-56579	9.1	August 19, 2024

10.1	Facilities Lease Agreement	1-A POS	024-11419	6.2	September 19, 2022

10.2	Initial Purchase Orders and Related Agreements	1-A POS	024-11419	6.4	September 19, 2022

10.3	Form of Room Module Order Agreement	1-A POS	024-11419	6.5	September 19, 2022

10.4	Amended 2021 BOXABL Inc. Stock Incentive Plan	8-K	000-56579	10.4	October 18, 2024

10.5	Employment Agreement of Paolo Tiramani+	10-12G	000-56579	10.6	August 10, 2023

10.6	Employment Agreement of Galiano Tiramani+	10-12G	000-56579	10.7	August 10, 2023

10.7	Merger Agreement	10-12G	000-56579	10.8	August 10, 2023

10.8	Purchase Agreement with Pronghorn Services LLC	10-12G	000-56579	10.9	August 10, 2023

10.9	Amendment No. 1 to Facilities Lease Agreement	10-12G	000-56579	10.10	August 10, 2023

10.10	Amendment No. 2 to Facilities Lease Agreement	10-12G	000-56579	10.11	August 10, 2023

10.11	Amendment No. 3 to Facilities Lease Agreement	10-12G	000-56579	10.12	August 10, 2023

10.12	Amendment No.4 to Facilities Lease Agreement	10-Q	000-56579	10.12	November 12, 2024

10.13	Lease Agreement for Second Manufacturing Facility	10-12G	000-56579	10.13	August 10, 2023

10.14	Supercar System, Inc. Services Agreement	10-12G	000-56579	10.15	August 10, 2023

10.15	Supercar System, Inc. Lease Agreement	10-12G	000-56579	10.16	August 10, 2023

10.16	Form of Award for Employees	10-K	000-56579	10.16	April 14, 2025

10.17	Form of Award for Directors	10-K	000-56579	10.17	April 14, 2025

10.18	Martin Noe Costas Offer Letter+	8-K	000-56579	10.1	October 13, 2023

10.19	Restricted Stock Unit Agreement between the Company and Martin Noe Costas **	8-K	000-56579	10.2	October 13, 2023

10.20	Punnet Construction Purchase Contract	10-K	000-56579	10.20	April 14, 2025

10.21	Restricted Stock Unit Agreement between the Company and Martin Noe Costas **	10-K	000-56579	10.21	April 14, 2025

10.22	Form of Award for Consultants	10-K	000-56579	10.22	April 14, 2025

10.23	Sponsor Support Agreement, dated as of August 4, 2025	8-K	000-56579	10.1	August 5, 2025

10.24	Company Support Agreement, dated as of August 4, 2025	8-K	000-56579	10.2	August 5, 2025

10.25	Form of Company Lock-Up Agreement	8-K	000-56579	10.3	August 5, 2025

10.26	Form of Sponsor Lock-Up Agreement	8-K	000-56579	10.4	August 5, 2025

14.1	Code of Ethics	10-K	000-56579	14.1	April 1, 2024

31.1	Certification of Paolo Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Galiano Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Galiano Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

* Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+ Management contract or compensatory plan or arrangement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) BOXABL Inc.

By:	/s/ Paolo Tiramani
Paolo Tiramani
Co-Chief Executive Officer

Date:	August 19, 2025

By:	/s/ Galiano Tiramani
Galiano Tiramani
Co-Chief Executive Officer

Date:	August 19, 2025

By:	/s/ Martin Noe Costas
Martin Noe Costas
Chief Financial Officer and Principal Accounting Officer

Date:	August 19, 2025

