Form 10-Q
period 2025-09-30
BOXABL Inc.
filed 2025-11-14
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 14, 2025, the registrant had 3,000,000,000 shares of Common Stock outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BOXABL INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

Balance Sheet	As of
(In Thousands)	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$34,503	$5,752
Short-term investments	1,696	15,943
Cash, cash equivalents and short-term investments	$36,199	$21,695
Accounts receivable	397	92
Loan receivable - current	60	270
Escrow receivable	268	365
Inventories, net	17,466	24,261
Other current assets	1,309	335
Total current assets	55,699	47,018

Non-current assets:
Restricted cash	3,948	3,878
Property and equipment, net	7,691	8,929
Digital assets	1,143	-
Intangible assets, net	511	542
Right of use assets, net	7,508	10,026
Deposits on equipment	144	93
Loan receivable - non-current	93	850
Security deposits	954	1,400
Other long term assets	34	-
Total non-current assets	22,026	25,718
Total assets	$77,725	$72,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,443	1,776
Customer deposits	3,561	3,550
Deferred revenue	2,362	2,286
Lease liability- current	3,741	3,493
Subscription liability	119	651
Accrued expenses and other current liabilities	2,319	688
Total current liabilities	13,545	12,444

Long-term liabilities:
Lease liability - non-current	4,327	7,168
Total liabilities	$17,872	$19,612

Commitments and contingencies – See Note 13	-	-

Stockholders’ equity:
Series A Preferred Stock $0.00001 par, 0.25 billion shares authorized, 188,541 and 194,423 thousand shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,566	2,671
Series A-1 Preferred Stock $0.00001 par, 1.10 billion shares authorized, 855,655 thousand and 850,605 thousand shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	634,304	630,265
Series A-2 Preferred Stock $0.00001 par, 2.05 billion shares authorized, 174,322 thousand and 174,160 thousand shares issued and outstanding as of September 30, 2025 December 31, 2024, respectively	101,003	100,879
Series A-3 Preferred Stock $0.00001 par, 8.75 billion shares authorized 109,202 thousand and 29,016 thousand shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	76,553	18,222
Unclassified Preferred Stock $0.00001 par, 2.25 billion shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common Stock $0.00001 par, 17.8 billion shares authorized, 3.00 billion shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	30	30
Additional paid-in capital	15,678	19,322
Accumulated other comprehensive (loss) income	(1)	170
Accumulated deficit	(770,280)	(718,435)
Total stockholders’ equity	59,853	53,124
Total liabilities and stockholders’ equity	$77,725	$72,736

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED Statements of COMPREHENSIVE LOSS

Income Statement	For The Nine Months Ended		For The Three Months Ended
(In Thousands, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$588	$1,562	$186	$854
Cost of goods sold	13,775	10,651	1,934	3,319
Gross loss	13,187	9,089	1,748	2,465

Operating expenses:
General and administrative	11,995	10,017	4,250	2,445
Sales and marketing	24,957	7,162	3,465	2,101
Research and development	3,055	5,966	1,796	2,387
Impairment loss	-	12,237	-	117
Total operating expenses	40,007	35,382	9,511	7,050

Loss from operations	$53,194	$44,471	$11,259	$9,515

Other income:
Interest income	(1,028)	(1,456)	(375)	(480)
Other income	(321)	(94)	(102)	-
Total other income:	(1,349)	(1,550)	(477)	(480)
Net loss attributed to common stockholders	$51,845	$42,921	$10,782	$9,035

Weighted average common shares outstanding -basic and diluted	3,000,000	3,000,000	3,000,000	3,000,000
Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.00)	$(0.00)
Net Loss	$51,845	$42,921	$10,782	$9,035
Unrealized loss on investments	$171	$-	$1	$-
Comprehensive Loss	$52,016	$42,921	$10,783	$9,035

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED statements of stockholders’ equity

	Series A-3 Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Three Months Ended September 30
Balance as of June 30, 2024	13,682	$7,089	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$16,999	$(701,369)	-	$56,458
Issuance of preferred stock	10,878	8,334	204	163										8,497
Offering costs		(450)	-	(57)										(507)
Stock based compensation											1,750			1,750
Net Loss												(9,037)		(9,037)
Net Loss on Investments													-
													-
Balance as of September 30, 2024	24,560	$14,973	174,160	$100,879	850,605	$630,265	194,423	$2,671	3,000,000	$30	$18,749	$(710,406)	-	$57,161

Balance as of June 30, 2025	99,096	$70,284	174,322	$101,003	854,004	$632,983	188,541	$2,566	3,000,000	$30	$15,766	$(759,498)		$63,134
Issuance of preferred stock	10,106	7,733	-	-	1,651	1,321	-	-						9,054
Offering costs		(1,464)		-				-						(1,464)
Stock based compensation											(13)			(13)
Shares retired											(75)			(75)
Net loss												(10,782)		(10,782)
Net loss on investments													(1)	(1)
Balance as of September 30, 2025	109,202	$76,553	174,322	$101,003	855,655	$634,304	188,541	$2,566	3,000,000	$30	$15,678	$(770,280)	(1)	$59,853

Nine Months Ended September 30
Balance as of January 1, 2024	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$12,074	$(667,485)	-	$82,348
Issuance of preferred stock	16,217	11,479	204	163										11,642
Offering costs		(526)		(57)										(583)
Stock based compensation											6,675			6,675
Net Loss												(42,921)		(42,921)
Net Loss on Investments													-
													-
Balance as of September 30, 2024	24,560	$14,973	174,160	$100,879	850,605	$630,265	194,423	$2,671	3,000,000	$30	$18,749	$(710,406)	-	$57,161
														-
Balance as of January 1, 2025	29,016	$18,222	174,160	$100,879	850,605	$630,265	194,423	$2,671	3,000,000	$30	$19,322	$(718,435)	170	$53,124
Issuance of preferred stock	80,189	62,343	162	129	5,050	4,039								66,511
Shares Retired	(3)	(3)				-	(5,882)	(105)			(75)			(183)
Offering costs		(4,009)		(5)										(4,014)
Stock based compensation											(3,569)			(3,569)
Net loss												(51,845)		(51,845)
Net loss on investments													(171)	(171)
Balance as of September 30, 2025	109,202	$76,553	174,322	$101,003	855,655	$634,304	188,541	$2,566	3,000,000	$30	$15,678	$(770,280)	(1)	$59,853

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED INTERIM CONDENSED CONSOLIDATED statements of cash flows

	For the Nine Months Ended
(In Thousands)	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(51,845)	$(42,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,385	1,457
Share settlements	3,934	-
Stock-based compensation expense	(3,644)	6,675
Credit losses	1,310	-
Accretion of investment discounts on debt securities	-	(205)
Gain on digital assets	(65)	-
Impairment loss	-	12,237
Inventory valuation adjustments	13,539	-
Changes in operating assets and liabilities:
Accounts receivable	(399)	(10)
Escrow receivable	-	(31)
Inventories	(6,747)	(3,727)
Other current assets	(974)	(1,165)
Loan receivable	(248)	-
Accounts payable	(331)	(1,489)
Deferred revenue	76	178
Customer deposits	11	(327)
Security deposits	412	-
Accrued expenses and other current liabilities	1,631	665
Right of use assets and liabilities	(75)	31
Net cash used in operating activities	(42,030)	(28,632)

Cash flows provided by investing activities:
Purchase of property and equipment	(108)	(1,378)
Deposits on equipment	(51)	(761)
Security deposits	-	(259)
Purchase of intangible assets	(8)	(172)
Gross proceeds from sale and maturities of investments	14,076	22,542
Gross purchase of investments	(1,078)	(13,736)
Net cash provided by investing activities	12,831	6,236

Cash flows provided by financing activities:
Proceeds from sale of preferred stock, net of offering costs and escrows	58,552	9,949
Settlement of subscription liability	(532)	617
Net cash provided by financing activities	58,020	10,566

Change in cash, cash equivalents, and restricted cash	28,821	(11,830)
Cash, cash equivalents, and restricted cash beginning of year	9,630	22,332
Cash, cash equivalents, and restricted cash end of the period	$38,451	$10,502

Non cash investing and financing activities:
Unrealized loss on investment	$(171)	$-
Investments held in escrow	$97	$1,109
Purchase of asset from deposits on equipment	-	$2,342
Purchase of assets in accounts payable	$-	$534

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts recorded on the Company’s unaudited interim consolidated balance sheets

	September 30,
(In Thousands)	2025	2024
Cash and cash equivalents	$34,503	$6,650
Restricted cash	3,948	3,852
Cash, cash equivalents, and restricted cash end of the period	$38,451	$10,502

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

notes to UNAUDITED INTERIM CONDENSED CONSOLIDATED financial statements

(Unaudited, all figures in thousands, except per share amounts and unit quantities unless otherwise indicated)

NOTE 1 – INCORPORATION AND NATURE OF OPERATIONS

Description of Business

BOXABL Inc., is a Nevada Corporation originally organized as a Nevada limited liability company, on December 2, 2017. The corporation converted from a Nevada limited liability company to a Nevada corporation on June 16, 2020. The Company’s Subsidiaries include BOXABL NV Dealer, LLC (Nevada), Build IP LLC (Nevada), and BOXABL Developer, LLC (Texas). These consolidated financial statements of BOXABL Inc., (which may be referred to as the “Company”, “BOXABL”, “we”, “us” or “our”) include the results of its Subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s headquarters are in Las Vegas, Nevada.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair statement have been included in the accompanying unaudited financial statements. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025.

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

Merger Agreement

On August 4, 2025, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, FG Merger II Corp., a Nevada corporation (“FGMC”), and FG Merger Sub II Inc., a Nevada corporation and wholly-owned subsidiary of FGMC (“Merger Sub”). The Merger Agreement provides for a two-step merger transaction (the “Mergers”) in which, first, Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving as a wholly-owned subsidiary of FGMC, and, immediately thereafter, the Company (as the surviving company in the First Merger) will merge with and into FGMC (the “Second Merger”), with FGMC continuing as the surviving public company (the “Surviving Pubco”). By virtue of the consummation of the Mergers, the Surviving Pubco will change its name to BOXABL Inc. The Boards of Directors of the Company, FGMC, and Merger Sub have unanimously approved the Merger Agreement and the transactions contemplated thereby.

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

The Merger Agreement may be terminated and the transactions contemplated thereby abandoned at any time prior to the closing under certain specified circumstances. Either the Company or FGMC may terminate the agreement by written notice if the closing has not occurred on or before March 31, 2026 (the “Agreement End Date”), provided that the right to terminate on this basis is not available to any party whose breach of the agreement has proximately caused the failure of the closing to occur by such date. Termination is also permitted by mutual written consent of the parties, or by either party if a governmental authority enacts a law or order that makes consummation of the transactions illegal or otherwise prohibits the transaction, so long as the terminating party or its subsidiaries did not cause such prohibition by their own breach.

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

Revision of Previously Issued Consolidated Financial Statements

The Company had previously incorrectly reported $205 thousand of net gain on investments in cash flows from operating activities, which was comprised of $205 thousand for accretion of investment discounts on debt securities. The description of the $205 thousand accretion of investment discounts on debt securities, which is a non-cash item, has been changed on the Statement of Cash Flows to accurately describe the transaction. The Company has evaluated and concluded that these misstatements were not material, either individually, or in the aggregate to its previously issued unaudited interim condensed consolidated financial statements. However, the Company has revised its previously issued unaudited interim condensed consolidated financial statements to correct for such immaterial misstatements.

The Company has summarized the impact of this revision to its previously issued unaudited interim condensed consolidated financial statements, including the impacts to specific financial statement line items, and related footnotes, as follows:

Statement of Cash Flows - For The Nine Months Ended September 30, 2024	As Reported	Adj.	As Revised
(In Thousands)
Net gains on marketable securities	$(205)	$205	$-
Accretion of investment discounts on debt securities	$-	$(205)	$(205)

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

Restricted Cash and Deposits

On June 1, 2023, the Company was required to make a security deposit related to the expansion of premises of $3,714 thousand pursuant to the terms of the lease agreement with the landlord. The Company re-allocated funds from its cash and cash equivalent balance and restricted these funds to act as the security deposits. The interest earned on this restricted cash account is also restricted for use by the landlord until the security deposit is settled. The interest rate on the security deposit was 3.15% as of September 30, 2024. On January 31, 2024, the Company also paid an additional security deposit of $259 thousand for additional tenant improvements to its existing leased facility. On June 12, 2025, the Company received $245 thousand, as a partial refund of its security deposit. As of September 30, 2025 and December 31, 2024, the Company held $3,948 thousand and $3,878 thousand, respectively, as restricted cash.

Accounts Receivable

Accounts receivable consists of transactions with customers, associated with the sales of Casitas. The portion of the accounts receivable estimated to be uncollectible is recorded as a credit loss provision, a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”). As of the periods ended September 30, 2025 and December 31, 2024, management determined that it is probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods and services transferred to customers, except for approximately $94 thousand due from one customer, that, during the three months ended September 30, 2025, the Company determined to be uncollectible. As such, the Company has recognized an allowance for credit losses of $94 thousand and $0 associated with the accounts receivable balance as of September 30, 2025 and December 31, 2024, respectively.

Investments in Marketable Debt Securities

The Company generally invests its excess cash into marketable debt securities, which consist of short-term and long-term investments in U.S. treasury bills and notes that were classified as held-to-maturity at September 30, 2024. The Company prospectively re-classified its short-term investments in U.S. treasury bills and notes as available-for-sale debt securities during the quarter ended December 31, 2024. Available-for-sale debt securities are financial instruments that are reported at fair value, with unrealized gains/losses recorded in Other Comprehensive Loss.

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

Loan Receivables, net

Loan receivables consist of formal credit sales in transactions with customers, where a portion of the sales proceeds consist of an interest-bearing loan originated by the Company. Loan receivables are recognized on the balance sheet and classified as long-term or short-term, respectively, based on the term of the loan. A portion of the loan receivable estimated to be uncollectible is recorded as a credit loss provision, a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”). To reduce instances of credit losses, the Company performs a review of the borrower’s creditworthiness and credit terms are agreed by both parties and formally documented before any sale is completed. We generally mitigate potential credit losses by requiring an unlimited personal guarantee from the borrower’s sponsor/owner and ensuring that the loan is also secured by the underlying asset.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization is removed from the respective accounts, and any gain or loss is included within gain/loss on disposal of assets within the consolidated statements of comprehensive loss. Major improvements with economic lives greater than one year are capitalized. Leasehold improvements are depreciated over the lesser of the lease term or the estimated useful life. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computers and other peripheral equipment	3 years
Furniture and fixtures	7 years
Machinery and equipment	5-15 years
Tenant improvements	2-5 years
Vehicles	5 years
Casita fixed assets	25 years

Digital Assets

The Company adopted a Bitcoin treasury reserve strategy in May 2025, allowing for a percentage of its assets to acquire Bitcoin (“BTC”). The Company accounts for its digital assets, which are comprised solely of BTC  , as indefinite-lived intangible assets in accordance with Accounting Standards Update No 2023-08 (ASU 2023-08), Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires in-scope crypto assets (including the Company’s BTC holdings) to be measured at fair value in the balance sheets, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. The Company determines the fair value of its BTC in accordance with ASC 820, Fair Value Measurement, using the specific identification method, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for BTC (Level 1 input). Changes in fair value are recognized as gains on digital assets in the Company’s unaudited interim condensed consolidated Statements of Comprehensive Loss, within Other Income.

The Company establishes a deferred tax liability if the market value of BTC at the reporting date is greater than the average cost basis of the Company’s bitcoin holdings at such reporting date, and any subsequent increases or decreases in the market value of BTC increases or decreases the deferred tax liability. In determining the gain (loss) to be recognized upon sale, the Company calculates the difference between the sales price and carrying value of the specific BTC sold immediately prior to sale.

The Company’s BTC purchased for investment purposes is initially recorded at cost, inclusive of transaction costs and fees. Subsequently, the Company remeasures its BTC investment at fair value at the end of each reporting period with changes recognized in net income through other (expense) income, net on the Company’s unaudited interim condensed consolidated Statements of Comprehensive Loss, within Other Income. As of September 30, 2025, the Company held 10 BTC with a cost basis of $1,078 thousand and a fair value of $1,143 thousand.

The following table summarizes the Company’s digital asset purchases, gains (losses) on digital assets, for the nine and three months ended:

	Nine and Three Months Ended
(In Thousands, except number of Bitcoins)	September 30, 2025	September 30, 2025
Bitcoins Purchased	10	-
Digital asset purchases	$1,078	$-
Gain on digital assets	65	72
Digital asset carrying value	$1,143	$1,143

The Company did not sell any of its Bitcoins during the nine and three months ended September 30, 2025. The Company held no Bitcoin in 2024.

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

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, the related labor and indirect overhead costs associated with that production.

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

Concentration of Credit Risk

Cash and Cash Equivalents:

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Due to the short maturity of these cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents are maintained at high quality financial institutions. As of September 30, 2025 and December 31, 2024, the Company’s deposits exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances. Based upon assessment of the financial condition of these institutions, management considers that the risk of loss of any uninsured balances does not have a significant impact on the Company’s operations.

Customers:

During the three months ended September 30, 2025, revenues from 3 customers made up 100% of the Company’s revenues. During the nine months ended September 30, 2025, revenues from 7 customers were approximately 82% of the Company’s total revenues. As of September 30, 2025 and December 31, 2024, loan receivables from two customers represented 86% and 100% of the Company’s loan receivable.

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

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of September 30, 2025 and December 31, 2024, respectively:

	Balance as of
	September 30,	December 31,
(In Thousands)	2025	2024
Stock options	44,323	50,196
Restricted stock units	135,602	173,572
Warrants	18,573	18,573
Preferred stock	1,327,720	1,248,203
Potentially dilutive shares	1,526,218	1,490,544

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

Warranty Provision

The Company generally offers its customers a manufacturers’ warranty on Casita products sold for a period of one year. Management records an expense to cost of goods sold for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties. As of September 30, 2025 and December 31, 2024, respectively, the Company’s reserve for warranty totaled $600 thousand and $594 thousand, respectively, and is reflected in “accrued expenses and other current liabilities” in the consolidated balance sheets.

Recent Accounting Pronouncements

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivables and contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2025-05 and recognized the impact within the Company’s financial statements and disclosures.

In May 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-04, Compensation – Stock Compensation and Revenue from Contracts with Customers – Clarifications to Share-Based Consideration Payable to a Customer, which requires the Company to account for share-based consideration payable to a Customer as a reduction of the transaction price and a reduction of revenue, unless the payment to the customer is in exchange for a distinct good or service. Under the amendments in this update, revenue recognition will no longer be delayed when an entity grants awards that are not expected to vest. ASU 2025-04 is effective for annual and interim reporting periods beginning after December 15, 2026, and may be applied on a modified retrospective or retrospective basis. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and does not expect the impact to be material.

In May 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-03, Business Combinations and Consolidation – Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which requires the Company involved in an acquisition transaction effected primarily by exchanging equity interests to consider certain factors to determine which entity is the accounting acquirer. The amendments enhance the comparability of financial statements of Companies engaging in acquisition transactions, but do not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. ASU 2025-03 is effective for annual and interim reporting periods beginning after December 31, 2026, and applied prospectively. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and does not expect the impact to be material.

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires the Company to make disclosures about specific types of expenses included in the expense captions presented on the face of its consolidated income statement as well as disclosures about its selling expenses. These new requirements, as amended by ASU 2025-01, will be effective for annual periods beginning after December 15, 2026 and interim periods within fiscal periods beginning after December 15, 2027, with early adoption permitted and can be applied on either a prospective or retrospective basis. The Company is currently evaluating the potential impact of this update on its consolidated financial statements and does not expect the impact to be material.

In December 2023 the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The standard requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 was effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In November 2023 the FASB issued improvements to reportable segment disclosures ASU 2023-07, Segment Reporting. The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). It also requires disclosure of other segment items by reportable segment and a description of its composition, whereas the other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. It also requires interim period disclosures about a reportable segment’s P&L and Assets and requires disclosure of the title and position of the Chief Operating Decision Maker (CODM) as well as how the CODM uses the segment P&L in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU was applied on a retroactive basis, to all prior periods presented in the unaudited interim condensed consolidated financial statements, but did not have a material impact on the Company’s segment disclosures. The adoption of 2023-07 did not change the way that the Company identifies its reportable segment. However, it has resulted in incremental disclosures within the notes of the Company’s unaudited interim condensed consolidated financial statements (Note 15).

Management does not believe that any other recently issued, but not effective, accounting standards have a material impact on the consolidated financial statements.

NOTE 3 – GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to limited sales associated with delays in obtaining US statewide modular approvals, the Company reported a net loss of $51,845 thousand, and operating cash outflow of $42,030 thousand for the nine months ended September 30, 2025. At September 30, 2025, the Company had an accumulated deficit of $770,280 thousand. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating sales of Casitas to generate revenue, and (c) raising funds through equity financing. The Company anticipates current capital on hand and expected future funding will be sufficient to fund the Company’s operations in excess of twelve months. The Company sold shares of its preferred stock through Regulation A and Regulation D offerings in the United States, that were finalized for settlement during the third quarter of 2025. However, there can be no assurances that management’s plans will be achieved.

NOTE 4 – INVESTMENTS

As of September 30, 2025 and December 31, 2024, investments in securities consists of U.S. Treasury Notes carried at fair value and amortized cost, respectively, consisted of the following:

	Balance as of
	September 30,	December 31,
(In Thousands)	2025	2024
Investments in short-term U.S. Treasury Notes	$1,696	$15,943
Total investments in U.S. Treasury Notes	$1,696	$15,943

The cost basis of investments held is determined by the Company using the specific identification method.

Interest Income on the unaudited interim condensed consolidated Statements of Comprehensive Loss includes the accrued interest and realized interest earned on Treasuries. Unrealized gains and losses on treasuries, classified as available-for-sale, are reported within “unrealized net gains/losses” on the unaudited interim condensed consolidated Statements of Comprehensive Loss.

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at September 30, 2025 are summarized as follows:

(In Thousands)	Amortized cost	Allowance for credit losses	Net Carrying Amount	Gross unrealized (loss)	Gross unrealized gain	Fair value

U.S. Government securities	$1,697	$-	$1,696	$(1)	$-	$1,696
Total as of September 30, 2025	$1,697	$-	$1,696	$(1)	$-	$1,696

The amortized cost, gross unrealized gains and losses, fair value, and the allowance for credit losses of those investments classified as available-for-sale at December 31, 2024 are summarized as follows:

(In Thousands)	Amortized cost	Allowance for credit losses	Net Carrying Amount	Gross unrealized (loss)	Gross unrealized gain	Fair value

U.S. Government securities	$15,773	$-	$15,773	$-	$170	$15,943
Total as of December 31, 2024	$15,773	$-	$15,773	$-	$170	$15,943

All available-for-sale debt securities have a weighted average maturity of one year or less.

During 2024 the Company re-classified its short-term investments in U.S. treasury bills and notes as available-for-sale. Available-for-sale debt securities are financial instruments that are reported at fair value, with unrealized gains/losses recorded in Other Comprehensive Loss. Unrealized losses on available-for-sale securities was $1 thousand and $171 thousand for the three and nine months periods ended September 30, 2025, respectively. No allowance for credit losses was recorded for these securities as of the three and nine months ended September 30, 2025 as all unrealized losses were considered immaterial.

NOTE 5 – INVENTORIES, NET

Inventories are stated at the lower of cost or net realizable value, with cost determined using the standard costing method, which approximates actual cost. Inventories are classified into raw materials, inventory in transit, work-in-process (WIP), consignment, and finished goods. The Company obtained modular approval for its Casita in all climate zones in California in 2025 and, as a result, it has decided to rework certain of its existing units to meet the California modular specification so that these units are able to be sold in California. As a result, in the second quarter of 2025, approximately $7.1 million of inventory was reclassified from Finished goods to Work-in progress on the interim condensed consolidated Balance Sheets. The Company determined that this change represents a change in presentation rather than a change in accounting principle under ASC 250-10-45-12, and therefore did not require retrospective application.

As of September 30, 2025 and December 31, 2024, inventory consists of the following:

	Balance as of
	September 30,	December 31,
(In Thousands)	2025	2024
Raw material	$2,445	$3,606
Inventory in-transit	-	110
Work-in progress	7,212	119
Consignment	29	-
Finished goods	7,780	20,426
Total inventory	$17,466	$24,261

Inventories are written down for any obsolescence or when the net realizable value considering future events and conditions is less than the carrying value. During the three months ended June 30, 2025, following an inventory slow movement analysis, the Company determined to write down 68 units that had been held in inventory for an extended time period and for which the Company determined that it was not cost effective to rework. Accordingly, for the nine months ended September 30, 2025 and 2024, the Company recorded $8,430 thousand and $198 thousand, respectively, related to obsolete and damaged inventory in cost of goods sold on the consolidated statements of comprehensive loss. In addition, during the nine months ended September 30, 2025 and 2024, the Company recognized $5,109 thousand and $0, respectively, in inventory valuation adjustments within cost of goods sold related to adjusting the carrying value of finished goods inventory to its net realizable value.

For the three months ended September 30, 2025 and 2024, the Company recorded $0 thousand and $0 thousand, respectively, related to obsolete and damaged inventory in cost of goods sold on the consolidated statements of comprehensive loss. In addition, during the three months ended September 30, 2025 and 2024, the Company recognized $1,745 thousand and $0, respectively, in inventory valuation adjustments within cost of goods sold related to adjusting the carrying value of finished goods inventory to its net realizable value.

NOTE 6 – LOAN RECEIVABLES, NET

The Company has originated 5 loan receivables comprised of formal credit sales in transactions with its customers. Based on the loan terms, $877 thousand and $850 thousand of the Company’s gross loan receivables have been classified as Loan receivable, non-current and $492 thousand and $270 thousand of the Company’s gross loan receivables have been classified as Loan receivable, current, as of September 30, 2025 and December 31, 2024, respectively.

For the nine months ended September 30, 2025, the Company has estimated a portion of its receivables to have doubts about collectability, which is recorded as a credit loss provision of $1,310 thousand, comprised of $784 thousand applied as a credit loss allowance to the Loan receivable, non-current, $432 thousand applied as a credit loss allowance to the Loan receivable, current, and $94 thousand applied as a credit loss allowance to the Accounts receivable balance. This has been recognized as a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”) as of September 30, 2025.

For the three months ended September 30, 2025, the Company has estimated a portion of its receivables to have doubts about collectability, which is recorded as a credit loss provision of $935 thousand, comprised of $508 thousand applied as a credit loss allowance to the Loan receivable, non-current, $333 thousand applied as a credit loss allowance to the Loan receivable, current, and $94 thousand applied as a credit loss allowance to the Accounts receivable balance. This has been recognized as a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”) as of September 30, 2025.

The Company has initiated loans to specific customers to assist them in their financing. The loans were negotiated on an arm’s length basis, accrue interest income, and were originated at market rates. Accordingly, there are no ASC 606 impacts related to a financing component embedded in the loan. The Company has an on-going business relationship with these Customers and expects to deliver additional units in the future. However, as mentioned above, a portion of these loan receivables carry doubts about collectability. Consequently, the Company recorded its first CECL reserve in the second quarter of 2025 and another reserve in the third quarter of 2025.

An aging analysis was performed using historical and forecasted credit loss rates across various delinquency buckets, resulting in a total expected credit loss estimate of $375 thousand, which was recorded as a CECL reserve as of June 30, 2025. This included specific reserves of $300 thousand related to two delinquent loans, and a general reserve of $75 thousand. In the third quarter of 2025, the Company recorded a reserve of $935 thousand, related to 4 delinquent loans. This was comprised of a total general reserve of $14 thousand and specific reserves of $921 thousand. Previously, the Company had concluded that no CECL reserve was required as of December 31, 2024. During the third quarter of 2025, the Company undertook additional collections efforts related to its delinquent loans. Considering that the efforts did not result in significant collection of overdue balances, the Company concluded that provisions for credit losses were required. The Company continues to pursue its collection activities, which may result in future write offs or recoveries.

For The Three Months Ended September 30, 2025
Allowance for Credit Losses
Balance as of June 30, 2025	$375
Provision for credit losses	935
Write-offs	-
Recoveries	-
Balance as of September 30, 2025	$1,310

For The Nine Months Ended September 30, 2025
Allowance for Credit Losses
Balance as of December 31, 2024	$-
Provision for credit losses	1,310
Write-offs	-
Recoveries	-
Balance as of September 30, 2025	$1,310

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following amounts as of September 30, 2025 and December 31, 2024:

	Balance as of
	September 30,	December 31,
(In Thousands)	2025	2024
Computers and other peripheral equipment	$404	$404
Furniture and fixtures	182	182
Machinery and equipment	7,945	7,880
Tenant improvements	2,847	2,804
Vehicles	748	748
Casita fixed assets	834	834
	12,960	12,852
Less: Accumulated depreciation	(5,269)	(3,923)
Property, plant and equipment - net	$7,691	$8,929

Depreciation

During the nine months ended September 30, 2025 and 2024, the Company recognized $1,346 thousand and $1,404 thousand, respectively, in depreciation expense. During the three months ended September 30, 2025 and 2024, the Company recognized $393 thousand and $452 thousand, respectively, in depreciation expense.

Deposits on Equipment

As of September 30, 2025 and December 31, 2024, the Company recorded $144 thousand and $93 thousand, respectively, for deposits on equipment which is reported within “Deposits on equipment” on the consolidated balance sheets.

NOTE 8 – INTANGIBLE ASSETS, NET

The Company held the following intangible assets as of September 30, 2025 and December 31, 2024:

	Balance as of
	September30,	December 31,
Asset (In thousands)	2025	2024
Intellectual property	$426	$418
Software	261	261
Domain	50	50
	737	729
Less: Accumulated amortization	(226)	(187)
Total	$511	$542

During the nine months ended September 30, 2025 and 2024, the Company recognized $39 thousand and $54 thousand in amortization expense, respectively. During the three months ended September 30, 2025 and 2024, the Company recognized $13 thousand and $28 thousand, respectively, in amortization expense.

NOTE 9 – CURRENT LIABILITIES

As of September 30, 2025 and December 31, 2024, respectively, current liabilities were comprised primarily of accounts payable, customer deposits and deferred revenue, the current portion of lease liabilities (See Note 10 – Leases), and subscription liabilities (See Note 12 – Stockholders’ Equity).

Accounts Payable

Accounts payable as of September 30, 2025 and December 31, 2024 consisted of the following:

	Balance as of
(In thousands)	September 30, 2025	December 31, 2024
Outstanding vendor bills	$1,344	$1,514
Sales tax payable	90	$38
Credit card balances	9	224
Total	$1,443	$1,776

Customer Deposits

Customer Deposits are comprised of pre-order deposits from customers and prepayments in advance of attendance at on-site installer training. As of September 30, 2025 and December 31, 2024, Customer Deposits were reported at $3.6 million and $3.6 million, respectively.

Deferred Revenue

Deferred revenue is comprised of prepayments on unfulfilled purchase orders and prepayments for Site Surveys. During 2024, the Company began accepting $500 payments from customers beginning the B2C order process, which are used to conduct site surveys for the location or site of the sale. Deferred revenue consisted of the following as of September 30, 2025 and December 31, 2024:

	Balance as of
(In thousands)	September 30, 2025	December 31, 2024
Customer prepayments	$2,298	$2,241
Site survey deposits	64	$45
Total	$2,362	$2,286

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

Maturities of lease liabilities for operating leases as of September 30, 2025, were as follows:

Remaining lease payments	Fiscal year
2025	$1,009
2026	3,839
2027	2,102
2028	1,509
Thereafter	258
Total lease payments	$8,717
Less: Imputed interest	(649)
Total lease liability	$8,068

As of September 30, 2025 and December 31, 2024, the weighted average remaining lease term was 2.6 years and 3.1 years, respectively. As of September 30, 2025 and December 31, 2024, the weighted average incremental borrowing rate was 5.6% and 5.5%, respectively.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Nine Months Ended September 30,
(In Thousands)	2025	2024
Consolidated Statement of Operations
Rental income (1)	$67	$67

	Three Months Ended September 30,
(In Thousands)	2025	2024
Consolidated Statement of Operations
Rental income (1)	$22	$22

	Balance as of
(In Thousands)	September 30, 2025	December 31, 2024
Consolidated Balance Sheets
Preferred Stock (2)	$1,719	$1,719
Accounts Receivable (1)	$-	$6

(1)	The Company has a contract with the majority shareholder and Co-CEO to share certain costs related to office space, support staff, and consultancy services. Refer to Note 10 for details of lease to Supercar System. In addition, under the services agreement between the Company and Supercar System, effective January 1, 2023, the Company receives reimbursements for the Company’s employees who provide services to Supercar System’s business. Supercar System is controlled by the Company’s Co-CEO, Paolo Tiramani. As of September 30, 2025 and December 31, 2024, Supercar System had a balance due to BOXABL of $0 and $5.7 thousand, respectively, related to payroll costs funded by the Company, that were included in Accounts Receivable.

(2)	As of September 30, 2025 and December 31, 2024, the Company had 26,726 thousand shares outstanding of Series A Preferred Stock, representing an initial cost of $427 thousand held by certain related parties including the spouse and in-laws to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer. As of September 30, 2025 and December 31, 2024, the Company had 5,884 thousand shares outstanding of Series A-1 Preferred Stock, representing an initial cost of $372 thousand held by certain related parties including the in-laws to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer and a former Director of the Company. As of September 30, 2025 and December 31, 2024, the Company had 12,834 thousand Nonqualified Stock Options representing an initial grant date fair value of $920 thousand held by certain related parties including the spouse to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer of the Company. See Note 12 – Stockholders’ Equity.

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

Preferred Stock Liquidation Preference

The following table summarizes the liquidation preferences as of September 30, 2025, in order of liquidation:

(In Thousands)	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference Balance
Series A-3 Preferred Stock	8,750,000	109,202	87,362
Series A-2 Preferred Stock	2,050,000	174,322	139,458
Series A-1 Preferred Stock	1,100,000	855,655	67,466
Series A Preferred Stock	250,000	188,541	3,205
Non-classified Preferred Stock	2,250,000	-	-
Total Series A Preferred Stock	14,400,000	1,327,720	$297,491

Sales of Preferred Stock

On June 25, 2024, the Company commenced an offering of up to 88,095 thousand shares of its Non-Voting Series A-3 Preferred Stock under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”), at a per share price of $0.80, plus 4,404 thousand Bonus Shares (as defined in the Offering Circular on file in the Company’s Form 1-A Offering Statement (Commission File No. 024-12402) (the “Form 1-A Offering Statement”)) for a maximum potential raise of $74 million (the “Regulation A Offering”).

In June 2025, the Company terminated its offering being conducted pursuant to Regulation A of the Securities Act of 1933, as amended, as well as terminated the concurrent offering being conducted pursuant to Rule 506(c) of Regulation D. No new investor subscriptions are currently being accepted in these offerings.

During the nine months ended September 30, 2025 and 2024, the Company issued 80,189 thousand and 16,217 thousand shares, respectively, of Series A-3 Preferred Stock for gross proceeds of $62,343 million and $11,479 thousand, respectively.

During the nine months ended September 30, 2025 and 2024, the Company issued 162 thousand, and 204 thousand shares, respectively, of Series A-2 preferred stock for gross proceeds of $129 thousand and $163 thousand, respectively.

Specifically, during the nine months ended September 30, 2025, the Company issued:

-	70,497,650 shares of Series A-3 Preferred Stock for gross proceeds of $55,096 thousand through Regulation A.
-	9,648,146 shares of Series A-3 Preferred Stock for gross proceeds of $7,247 thousand through Regulation D.
-	161,801 shares of Series A-2 Preferred Stock for gross proceeds of $129 thousand through Canadian Offering.

Warrants

In connection with the issuance of certain A-3 shares, as of September 30, 2025 and December 31, 2024, respectively, the Company has issued 18,573 thousand and 18,573 thousand warrants, respectively, that are exercisable at a price of $0.80 per share. Warrants are exercisable for three years from the date of purchase (the “Exercise Period”); provided, however, that the Company may call the warrants, in its sole discretion, at any time upon 30 days written notice to the Shareholders. If redeemed, each warrant shall be redeemed for one share of A-3 Preferred Stock. All unexercised warrants will expire and are subject to certain transfer restrictions.

Escrow Receivable

As of September 30, 2025 and December 31, 2024, the Company recorded $268 thousand and $365 thousand, respectively, of investment holdbacks in escrow receivable on its consolidated balance sheets. These amounts represent cash balances held by third party custodians on behalf of the broker-dealer associated with the Company’s equity offerings, for the benefit of BOXABL. For share sales that have closed during the quarter, Company accrues an escrow receivable to account for the gross proceeds of the equity offering that are held by the third party Custodian. This escrow receivable is settled when cash is received by the Company.

Offering Costs and Deferred Offering Costs

For the three and nine months ended September 30, 2025, the Company incurred offering costs of $1,464 thousand and $4,014 thousand, respectively, compared to the three and nine months ended September 30, 2024 offering costs of $507 thousand and $583 thousand, respectively. These costs include legal fees, targeted marketing and other deferred costs related directly to the open offerings.

Subscription Liability

As of September 30, 2025 and December 31, 2024, the Company had $119 thousand and $651 thousand, respectively, in a subscription liability pertaining to proceeds received, but the Preferred shares were not yet issued by the Company. These amounts represent funds from equity offerings paid to the Company prior to the issuance of shares. The Company has an obligation to issue the corresponding shares related to these proceeds. In relation to the Regulation A, Preferred A Stock Offering by certain selling shareholders of the Company, DealMaker had remitted shareholder funds to the Company, which had all been paid to the selling shareholders as of September 30, 2025.

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

Eligibility:

Eligible participants in this Plan include the employees of, non-employee directors of, and consultants to the Company. To the extent permitted by applicable law, awards may also be granted to prospective employees and non-employee members of the Board, but no portion of any such award shall vest, become exercisable, be issued or become effective prior to the date on which such individual begins providing services to the Company.

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

Awards:

As of September 30, 2025, only Stock Options and Restricted Stock Units (“RSUs”) were outstanding under the Plan.

The Plan permits the following types of awards:

Stock Appreciation Rights:

Stock Appreciation Rights (“SARs”) may be granted to Participants and shall have a per-share base value equal to the Fair Market Value of a share of Common Stock on the Grant Date. SARs may be settled at such times, and subject to restrictions and conditions, which need not be the same for all Participants; provided that no SAR shall settle later than ten (10) years from the Grant Date. Upon settlement, the Participant shall be entitled to receive payment of an amount determined by multiplying (a) the difference, if any, between the Fair Market Value of one share of Common Stock on the date of settlement and the base value of one share of Common Stock on the Grant Date; and (b) the number of shares of Common Stock with respect to which the SAR is settled. Payment for SARs shall be in cash, shares of Common Stock of equivalent value, or in a combination thereof. As of September 30, 2025, the Company has not issued any SARs.

Restricted Stock Unit:

Restricted Stock Unit awards may be subject to transfer and other restrictions including, without limitation, continued employment, performance conditions, or limitations on voting and/or dividend rights. Restricted Stock awards will be forfeited if the restrictions imposed on the Grant Date have not expired at the time of termination of employment or service in the case of a non-employee director or consultant. As of September 30, 2025 and December 31, 2024, the Company had granted (net of forfeitures) 135,602,000 and 173,571,508 Restricted Stock Units, respectively, which are subject to time and performance vesting conditions.

Stock Grant Awards:

Stock Grant Awards grant the Participant the right to receive (or purchase at such price as previously determined in the award) a designated number of shares of Common Stock free of any vesting restrictions. The purchase price, if any, shall be payable in cash or other form of consideration. Stock Grant Awards may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation due to the Participant. As of September 30, 2025 and December 31, 2024, respectively, the Company has not issued any Stock Grant Awards.

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

A summary of Stock Option activity as of September 30, 2025 and December 31, 2024 is as follows:

	Weighted Average Exercise Price per Share
(In Thousands except for per share price)	Stock Options	Exercise Price per Share	Term (in years)
Outstanding as of December 31, 2023	55,236	0.13	7.90
Granted	507	$0.07
Exercised	-	-
Forfeited/cancelled	(5,547)	0.30
Outstanding as of December 31, 2024	50,196	$0.17	7.65
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(5,873)	0.57
Outstanding as of September 30, 2025	44,323	0.11	6.14
Exercisable as of September 30, 2025	43,179	$0.10	6.12

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of the Stock Options on the date of grant under the following assumptions:

Expected life (years) (1)	5.0 - 6.5
Risk-free interest rate (2)	1.03 - 4.34%
Expected volatility (3)	50.3 - 54.9%
Annual dividend yield	0%
Weighted average fair value of options granted	$0.14

(1)	In accordance with SAB Topic 14, the expected life of employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.
(2)	The risk-free rate was based on the United States bond yield rate at the time of grant of the award, whose term is consistent with expected life of the stock options.
(3)	Based on historical experience over a term consistent with the expected life of the stock options.
(4)	Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The Company granted 8,202 thousand 13,764 thousand RSUs during the three and nine months ended September 30, 2025 and 2024, respectively.

A summary of RSU activity as of September 30, 2025 and December 31, 2024 is as follows:

		Weighted-Average Grant Date
(In Thousands except for per share amounts)	RSU’s	Fair Value per Share
Outstanding as of December 31, 2023	60,500	$0.51
Awarded	126,500	0.80
Vested	-
Cancelled	(13,429)	0.80
Outstanding as of December 31, 2024	173,572	$0.79
Awarded	13,764	0.80
Vested	-	-
Cancelled	(51,734)	0.80
Outstanding as of September 30, 2025	135,602	$0.79

During the three and nine months ended September 30, 2025 and 2024, respectively, the Company recognized stock compensation expense related to stock options and RSU’s, as follows:

	For the Nine months Ended September 30		For the Three Months Ended September 30,
(In Thousands)	2025	2024	2025	2024
Cost of Goods Sold	$(187)	$2,341	$-	$671
General and Administrative	(1,476)	1,517	$(78)	429
Sales and Marketing	(1,131)	1,257	$(15)	403
Research and Development	(775)	1,560	$81	247
Total Stock-Based Compensation Expense	$(3,569)	$6,675	$(13)	$1,750

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

During the three and nine months ended September 30, 2025, no new expense was recognized for RSU awards based on the Company’s conclusion that the performance condition for the RSUs was not probable of being satisfied at such time, as discussed below. However, forfeitures of previously granted RSUs resulted in a reversal of $3 thousand and $41 thousand in stock-based compensation expense, respectively, for the three and nine months ended September 30, 2025. The amount of future stock-based compensation expense may be impacted by additional option or RSU grants, or further forfeitures.

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

During the nine months ended September 30, 2025, the Company granted Restricted Stock Units (RSUs) that vest upon the satisfaction of both a service-based and a performance-based requirement. The service condition is a stated service period generally requiring 36 months of service, with the total number of RSUs awarded vesting on a cliff basis after the 36-month anniversary date of the grant. The performance-based condition is an event-based criteria that will be satisfied as to any then-outstanding RSUs on the first to occur of a ‘Qualifying Transaction” defined as: (1) the closing date of a transaction resulting in a change in control; or (2) the effective date of an IPO.

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

As of September 30, 2025 and December 31, 2024, respectively, the Company concluded that the performance condition described above for the RSUs was not probable of being satisfied at such time. As a result, the Company has not recognized any compensation cost to date for any RSUs outstanding. In the period in which the performance-based condition is achieved, the Company will accelerate all vesting and record the stock-based compensation expense using the accelerated attribution method, based on the grant date fair value of the RSUs.

(In Thousands)	Number of Units	Weighted- Average Grant Date Fair Value
Outstanding and unvested at December 31, 2024	173,572	$137,122
RSUs Granted	13,764	$11,011
RSUs Forfeited	(51,734)	$(41,387)
Outstanding and unvested at September 30, 2025	135,602	$107,126

As of September 30, 2025 and December 31, 2024, respectively, all stock-based compensation expenses related to the Company’s RSUs remained unrecognized because the performance-based condition was not satisfied. No RSUs had met their service-based vesting condition as of December 31, 2024; also, no RSUs had met the performance vesting condition as of December 31, 2024 or September 30, 2025.

If the performance vesting condition had been satisfied on September 30, 2025, the Company would have recorded $107.1 million of stock-based compensation expense using the accelerated attribution method related to RSUs. Due to the nature of the acceleration clause, upon a Qualified Transaction, 100% of the stock-based compensation expense on these RSUs will be recognized.

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

In the course of business, the Company is party to various legal proceedings and claims from time to time. A liability will be accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss is remote. However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of these proceedings. There are no legal proceedings which the Company believes will have a material adverse effect on the Company’s financial position.

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

Legal Proceedings

Claims filed by the Company

(i)	The Company initiated legal action against former employees who violated their agreements post-termination. Specifically, the Company filed two lawsuits against former employees alleging claims including breach of contract, violations of the Computer Fraud & Abuse Act, violations of the Defend Trade Secrets Act, conversion, unjust enrichment, breach of covenant of good faith and fair dealing, and demand for temporary and permanent injunctive relief. One of these litigation matters remain pending, and the other matter reached a mutual settlement and release. Management does not anticipate the remaining matters will have a material impact on the Company’s results of operations or financial condition. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250 thousand.

(ii)	The Company engaged in litigation with an Internet Blogger who posted defamatory information regarding the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50 thousand in damages. A judgment lien has been placed on property owned by the defendant and the Company is in the process of filing a foreclosure action against the property.

(iii)	On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. and individual Brent McPhail in US District Court. The Company seeks damages equal to all amounts paid under the contracts, among other relief, to recover from these breaches and misrepresentations. The Company anticipates a judgment in its favor, but recovery of these assets is uncertain.

(iv)	In September 2025, the Company filed suit against the State of Arizona Department of Housing seeking a declaration from the Court that the Department of Housing has no authority to regulate or interfere with BOXABL’s sale of PMRV units in the State of Arizona. The lawsuit is pending.

Claims filed against the Company

(i)	The Company received notifications of employment-related charges filed by former employees with the Equal Employment Opportunity Commission (“EEOC”) and the National Labor Relations Board (“NLRB”). The allegations involve various issues such as discrimination and interference with employee rights. The Company provided responses to both agencies and is awaiting further developments. The Company does not expect a material impact to its financial position.

(ii)	The Company’s former Chief Operating Officer, terminated for cause after seven months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its directors. The Company settled this matter in March 2025 without a material impact to its financial position. The Company paid $105 thousand to this former employee in exchange for the surrender of 5,882,353 shares of the Company’s Preferred A Stock.

(iii)	Leader Capital is a shareholder of the Company and has filed suit against the Company and its previous transfer agent, Transfer Online, Inc. After the Company filed its motion for summary judgement, Leader dismissed all claims against the Company. The Company is now pursuing Leader for collection of its attorney’s fees and costs.

(iv)	Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit seeking to declare its rights in certain collateral naming Brave Control Solutions, Inc., BOXABL Inc., and Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. This case was dismissed, with no damages asserted against BOXABL.

(v)	The Company has received claims from various parties alleging that BOXABL violated certain California Laws, including the Trap and Trace Law and California Privacy Laws relating to its Facebook postings. The Company does not expect a material impact to its financial position.

(vi)	Pronghorn Homes, LLC, a party to the Arizona mining project, filed a lawsuit against the Company in the State of Arizona, which has a potential loss exposure of up to $295 thousand. The Company denies liability and intends to defend against this claim. Accordingly, the Company has not accrued a loss contingency for this matter.

(vii)	The Company entered into an agreement with a RV Park for the sale of certain PMRV units. It appears that the RV Park did not obtain required zoning and land use permits to install and use the units at their site in Arizona. The State of Arizona ‘red tagged’ the units and the RV Park asserted claims against the Company, demanding that the Company immediately remove the units. The Company has denied all liability and is negotiating a resolution of the dispute with the RV Park. The Company also has an outstanding receivable from the RV Park in the amount of $270,000. The Company has not accrued a loss contingency for this matter, but has recorded a CECL credit loss allowance for the outstanding receivable.

Other Matters

The Company uncovered potential misconduct by a former employee related to a stock scheme, the impact of which is challenging to measure. The Company anticipates that judgment will be entered in its favor for a sum less than $1 million against the former employee, but the investigation and extent of damages is ongoing. After discovering the misconduct, the Company was named as a defendant in a lawsuit by a plaintiff that purchased fraudulent shares of the Company’s stock from the former employee of the Company, at a discounted price, incurring a loss of approximately $144 thousand. The Plaintiff claims that he purchased shares by writing a check to an entity that was controlled by the former employee and alleges negligence and violations of Nevada Revised Statute (NRS) 90.9570. The Company denied liability and the claim was recently settled. The settlement will require the Company to provide the plaintiff with 218,182 shares of the Company’s Preferred A-1 Stock.

Separate from this claim, the Company has also entered into settlement agreements with various parties who may have been impacted by the former employee. This resulted in the recognition of $4.0 million of legal settlement expenses recorded in General and administrative expenses, settled with 5,049,673 shares of the Company’s Preferred A-1 Stock, during the nine months ended September 30, 2025.

NOTE 14 – INCOME TAXES

The Company has not recorded any income tax expense for the three and nine months ended September 30, 2025 and 2024.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of September 30, 2025 and December 31, 2024 due to historical losses and uncertainty surrounding the use of such assets.

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

NOTE 16– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2025 through November 14, 2025, the issuance date of these unaudited interim condensed consolidated financial statements.

Sales Activity

Between October 1, 2025 and November 14, 2025, the Company shipped 5 units. As of November 14, 2025, there are currently 347 units that are under contract.

Equity Events

Subsequent to September 30, 2025, the Company issued the following:

-	219 thousand shares of Series A-1 Preferred Stock for a dollar amount of $175 thousand as part of a legal settlement. Note that there were no cash proceeds received as these shares were issued as part of a legal settlement.

For awards previously issued under the Company’s Amended 2021 Stock Incentive Plan, the Company recognized employee forfeitures of 2,500,000 RSUs subsequent to September 30, 2025. No forfeitures of Stock Options were recognized subsequent to September 30, 2025. No additional grants of RSUs or Stock Options were made under the Plan.

Amendment to the Merger Agreement

On November 3, 2025, BOXABL Inc. (“BOXABL”) entered into an Amendment (the “Amendment”) to that certain Agreement and Plan of Merger, dated as of August 4, 2025 (the “Merger Agreement”), by and among the Company, FG Merger II Corp. (“FGMC”), and FG Merger Sub II Inc. (“Merger Sub” and together with BOXABL and FGMC, the “Parties”). Pursuant to the Amendment, the Parties to the Merger Agreement agreed to extend the Agreement End Date for the Merger Agreement from December 31, 2025, to March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere herein and our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our most recent annual report on Form 10-K filed on the Securities and Exchange Commission (“SEC”) on April 14, 2025. The condensed consolidated financial statements of the Company appearing in this Quarterly Report on Form 10-Q are unaudited, and may not include year-end adjustments necessary to make those financial statements comparable to audited results, although, in the opinion of management, all adjustments and disclosures necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year.

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

The Company has obtained state modular approvals under state-wide modular housing programs in New Mexico, California, Nevada and, South Carolina. The approvals were obtained as follows:

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

The Company had originally obtained approval for its Casita in Arizona in December 2023. However, the Arizona Department of Housing revoked this approval in May 2024 due to installation issues identified at one customer site in Arizona. The Company has assessed that these issues resulted from improper installation rather than the Company’s product and it is in active discussions with officials in Arizona to resolve the matter. The Company has submitted plans that are under review with the State of Arizona.

New sales within recently approved states and jurisdictions may continue to face delays due to the time needed for site preparation, arranging funding for the project the purchaser, and other preparatory steps that are required to arrange delivery and installation of the units.

BOXABL also has been focused on selling its products in multiple jurisdictions that do not have a statewide modular housing program. In these areas, the ultimate approval is at the discretion of the local jurisdiction and is determined on a site-by-site basis. This pertains to the following areas:

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

Merger Agreement

On August 4, 2025, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, FG Merger II Corp., a Nevada corporation (“FGMC”), and FG Merger Sub II Inc., a Nevada corporation and wholly-owned subsidiary of FGMC (“Merger Sub”). The Merger Agreement provides for a two-step merger transaction (the “Mergers”) in which, first, Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving as a wholly-owned subsidiary of FGMC, and, immediately thereafter, the Company (as the surviving company in the First Merger) will merge with and into FGMC (the “Second Merger”), with FGMC continuing as the surviving public company (the “Surviving Pubco”). By virtue of the consummation of the Mergers, the Surviving Pubco will change its name to BOXABL Inc. The Boards of Directors of the Company, FGMC, and Merger Sub have unanimously approved the Merger Agreement and the transactions contemplated thereby.

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

Termination Provisions

The Merger Agreement may be terminated and the transactions contemplated thereby abandoned at any time prior to the closing under certain specified circumstances. Either the Company or FGMC may terminate the agreement by written notice if the closing has not occurred on or before March 31, 2026 (the “Agreement End Date”), provided that the right to terminate on this basis is not available to any party whose breach of the agreement has proximately caused the failure of the closing to occur by such date. Termination is also permitted by mutual written consent of the parties, or by either party if a governmental authority enacts a law or order that makes consummation of the transactions illegal or otherwise prohibits the transaction, so long as the terminating party or its subsidiaries did not cause such prohibition by their own breach.

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

The foregoing description of the Sponsor Support Agreement, Company Support Agreement, Company Lock-Up Agreements, and Sponsor Lock-Up Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Sponsor Support Agreement, Company Support Agreement, Company Lock-Up Agreements, and Sponsor Lock-Up Agreement, respectively, copies of which are attached as Exhibits 10.23, 10.24, 10.25, and 10.26 to this Quarterly Report on Form 10-Q, respectively, and incorporated herein by reference.

U.S. Federal Government Shutdown

The Company is in the process of completing a proposed business combination transaction with a special purpose acquisition company (SPAC). The Company filed the registration statement on Form S-4 (the “Registration Statement”) with the U.S. Securities and Exchange Commission (the “SEC”) and is awaiting SEC comments to proceed with the next steps in the review and approval process. Due to the U.S. Federal government shutdown that occurred from October 1, 2025, to November 12, 2025, the SEC had suspended normal operations, including the review of registration statements. As a result, the SEC’s review of the Company’s Registration Statement was delayed by approximately a month, impacting the timing of the Company’s proposed business combination and related milestones. Accordingly, the end date to complete the Merger Agreement was extended to March 31, 2026 (previously December 31, 2025). Other than the impact on the S-4 Registration Statement process, the Company’s operations were not materially impacted by the government shutdown.

Trend Information

To date through November 10, 2025, we have manufactured 779 Casitas and have completed deliveries of 293 Casitas in 7 states, including Arizona, Nevada, California, Oklahoma, Utah, New Mexico, and Hawaii. The Company has remaining customer deposits of $3.6 million from 7,732 potential customers ranging from $100 to $5,000. The Company currently requires a $1,000 to $1,500 fee (increased from $500 beginning in fourth quarter 2025) for providing a feasibility study related to a Casita order to survey the related location where the product is intended to be installed.

The Company has also initiated a faith-based vertical marketing strategy, which is benefited by favorable legislation in California allowing for streamlined property site approvals. In 2025 to date, the Company entered into contracts to provide a total of 122 Casitas to faith-based organizations in California and Oklahoma, 18 of which have been delivered.

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

This includes the Baby Box, a 120 sq ft compact living space, on a towable trailer, designed to RV Standard NFPA 1192 and our Phase 2 Modular Building System, comprising Boxes (modules) of varying dimensions that stack and/or connect allowing a system where homebuilder customers are able to customize the Boxes to build different building types and floorplans. We plan on beginning production of this product line manually with low capital investment to start.

For our Phase 2 Modular Building System, we have been prototyping the production over the past few months and built two model homes in our Factory. This product will eventually need a new production line, but we expect to initially manufacture this within our existing facility to minimize capital expenditures. We have developed various manufacturing concepts to manufacture this product in the future and expect the design and development changes to be completed within 2026.

For both our Phase 2 Modular Building System and Baby Box, there have been delays in development as the Company re-visits its product roadmap to align its production resources with its expectations of product demand.

In 2025, and following feedback from our customer base, we also introduced a 2-box configuration set up of our Casita including a 1 or 2 bedroom (for a total of 722 sq. ft.) set up for the California ADU market. This new floor plan can be produced with our existing production line, but is pending regulatory approval.

Also, in 2025, the Company introduced a product, currently in research and development, known as Sanctuary. This is a modular housing system designed for rapid deployment of versatile shelters that can be used for emergency response and are configured in single (55 sq ft) and double (85 sq ft) occupancy layouts. The Sanctuary models are developed with a new proprietary panelized construction for superior thermal performance and rapid deployment. We anticipate that the new panel designs will initially be produced at our existing production facility.

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

Results of Operations

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024

Revenues

Our gross revenues for the three months ended September 30, 2025 and 2024 were $186,000 and $854,000, respectively. Revenue was generated by the sale of 3 Casitas delivered to 3 customers during the three months ended September 30, 2025. This is in comparison to the sale of 11 Casitas delivered to 1 customer during the three months ended September 30, 2024. The decrease in sales is mainly attributed to personnel changes resulting from the overhaul of Company’s the sales department driven by a change in the Company’s go-to-market strategy. As noted previously, the Company experienced significant delays in its ability to deliver its products due to delays in customers’ sourcing local installers, obtaining local permit and completing site analysis and preparation. As a result, the Company decided to take a more pro-active role to facilitate installation, principally through the BOXABL Dealer Network, and to re-focus its sales and marketing to encompass coordinating the broader installation process. This refocus lead us to replace a significant number of our sales and marketing team and employ staff with skill sets aligned to this broader focus, resulting in a decline in sales activity while the reconstituted sales and marketing team adjusted to the transition. During the three months ended September 30, 2025, revenues from 3 customers made up 100% of the Company’s revenues. Significant customers included Innovate ADU, Loomis Home Services, and Instant Living, representing 33%, 32%, and 35% of revenues for the three months ended September 30, 2025, respectively.

We are continuing to close deals from our sales pipeline/waitlist and generating interest in our next generation of products. We have reinforced our go-to market sales strategy with a targeted salesforce. On July 17, 2024, the Company launched the BOXABL Directory which is a growing network of modular home Preferred Dealers/Installers across the States where the Company has approval to sell its Casita. Since most states require various dealer and/or installer licenses in order to sell and install modular homes, BOXABL had been utilizing a network of Preferred BOXABL Dealers/Installers to handle these transactions with its end customers. In addition to the network of Dealers/Installers, the Company has also launched an online dealer portal which allows the approved and trained Dealers/Installers to access a list of potential customers that have ordered a Casita in their area, are ready to proceed with their project, and need sitework and installation services. The launch of the Company’s dealer portal, combined with the expansion of our Preferred Dealer/Installer network, provides a platform for the Company to expand its sales and installation operations throughout the States where our product can be sold. Since launching the BOXABL Directory, the Company trained over 80 Dealers/Installers in its network. As the Company’s product obtains additional approvals throughout the country, the Company expects to utilize these systems to execute additional sales in these territories, with faster ramp up time. In addition, during the third quarter of 2025, the Company increased its in-house sales team to increase its direct engagement with the end user consumer and to act as dealers where permissible to supplement the activities of the dealers in the BOXABL Directory.

Cost of Goods Sold

Cost of goods sold were $1.9 million and $3.3 million for the three months ended September 30, 2025 and 2024, respectively, with the decrease being primarily related to the lower volume of sales. Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, and the related labor associated with that production.

Cost of goods sold for the three months ended September 30, 2025 and 2024, consist of the following:

	September 30,
(In Thousands)	2025	2024
Direct material/shipping	$102	$371
Direct labor	87	374
Manufacturing overhead	-	2,574
Inventory adjustments	1,745	-

Cost of goods sold	$1,934	$3,319

Manufacturing overhead costs, consisting primarily of the allocation of indirect labor, rent and lease expense, indirect supplies, scrap material and maintenance costs are included in cost of goods sold. Manufacturing overhead of $1.7 million in the three months ended September 30, 2025, was applied as an inventory valuation adjustments within costs of goods sold to adjust the excess carrying value of finished goods inventory to net realizable value. The reduction of manufacturing overhead costs compared to the 2024 period was due to lower consumption of indirect materials and supplies consumed during production, lower indirect labor costs from a smaller workforce, and no stock based compensation expense recognized during the three months ended September 30, 2025, compared to the recognition of $671,000 of stock-based compensation expense in the three months ended September 30, 2024.

Our cost of goods sold generally, compared to revenues for each period presented, remains significantly elevated due to our reduced production levels as we faced delays on revenues mainly from permitting and regulatory issues, customer readiness and financing. While we estimate that we could produce and deliver 1,200 Casitas per year at full factory capacity, or 300 Casitas per quarter, we only produced 29 Casitas and 50 Casitas in the three months ended September 30, 2025 and 2024, respectively.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 and 2024, consisted of the following:

	September 30,
(In Thousands)	2025	2024
General and administrative	$4,250	$2,445
Sales and marketing	3,465	2,101
Research and development	1,796	2,387
Impairment loss	-	117
Total Operating expenses	$9,511	$7,050

General and administrative expenses consist of compensation and benefits for various positions including company administration, rents, shop supplies, and utilities. The increase in general and administrative expenses was primarily related to the addition of $1.3 million of legal settlement expense reflecting the value of Series A-1 Preferred Stock issued in the settlements, higher third party legal costs related to the proposed Mergers and related preparatory work as well as additional compensation and benefits for new staff in IT, Legal, and Accounting. Offsetting this increase was lower compensation expense due to reduced headcount overall as well as $78,000 of stock-based compensation recaptured in general and administrative expenses in the three months ended September 30, 2025, compared to $429,000 of stock-based compensation expense recognized in the three months ended September 30, 2024. As we expand the Company’s production capacity, we generally expect these expenses to decrease on a per unit basis, though they may increase somewhat upon the consummation of the transactions contemplated by the Merger Agreement.

We also incurred higher sales and marketing expenses in the three months ended September 30, 2025, offset by a slight decrease in research and development expenses. Sales and marketing expenses generally consist of advertising and promotions. Starting in 2024 and increasing in 2025, the Company undertook significant new advertising campaigns to refine the marketing of the Company’s products focused on generating sales activity, as well as advertising to customers, leading to a significant increase in sales and marketing expenses in the three months ended September 30, 2025 compared to prior year period. Research and development activity is essential to testing and developing BOXABL products and involves significant costs to obtain permits and approvals. These costs included test raw material used in production and researching industry standards and regulations. Research and development costs declined as the Company succeeded in obtaining state approvals under modular housing programs in several states. Following BOXABL obtaining California statewide approval for the Casita in all climate zones in January 2025, we expect to focus future research and development efforts on expanding the current generation product offering (1, 2, & 3-bed versions of the Casita), our Phase 2 Modular Building System, Sanctuary, and other new products like Baby Box.

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

For the three months ended September 30, 2025 and 2024, the Company recaptured $13,000 and recognized $1.8 million in stock-based compensation, respectively. The decrease is attributable to employee forfeitures upon terminations in 2025, offset by the vesting of stock options under the Company’s Amended 2021 stock incentive plan. See “Note 12. Stockholders’ Equity – Stock-based Compensation” for further discussion.

Total Other Income

For the three months ended September 30, 2025 and 2024, our total other income remained relatively flat at $477,000 for the three months ended September 30, 2025, as compared to $480,000 in the prior period.

Nine months Ended September 30, 2025 Compared with the Nine months Ended September 30, 2024

Revenues

Our gross revenues for the nine-months ended September 30, 2025 and 2024 were $588,000 and $1,562,000, respectively. Revenue was generated by the sale of 8 Casitas delivered to 7 customers, as well as from the sale of services to our dealers, merchandise sales, and material sales during the nine months ended September 30, 2025. This is in comparison to the sale of 18 Casitas delivered to 6 customers during the nine months ended September 30, 2024. The decline resulted from the overhaul of Company’s the sales department driven by a change in the Company’s go to market strategy, as discussed above. During the nine months ended September 30, 2025, revenues from Casita sales to 7 customers was approximately 82% of the Company’s total revenues. Significant customers included Pinnacle Construction, American Home Source, and Instant Living, representing 19%, 11%, and 11%, of revenues for the nine months ended September 30, 2025, respectively.

Cost of Goods Sold

Cost of goods sold were $13.8 million and $10.7 million for the nine-months ended September 30, 2025 and 2024, respectively.

Cost of goods sold for the nine months ended September 30, 2025 and 2024, consist of the following:

	September 30,
(In Thousands)	2025	2024
Direct material/shipping	$272	$623
Direct labor	232	785
Manufacturing overhead	(187)	9,243
Inventory adjustments	13,458	-

Cost of goods sold	$13,775	$10,651

Our cost of goods sold increased significantly due to inventory adjustments related primarily to the write down of 68 units that management determined were obsolete following the inventory slow movement analysis, for which the Company determined that it was not cost effective to rework, resulting in an inventory write down of $8.4 million during the second quarter of 2025. In addition, during the nine months ended September 30, 2025, the Company recognized $5.2 million in inventory valuation adjustments within costs of goods sold related to adjusting the excess carrying value of its finished goods inventory to its net realizable value. See Note 5 to our unaudited condensed consolidated financial statements for more information regarding inventory valuation adjustments. We continue to work to align production activity with delivery schedules. We produced 64 Casitas in the nine months ended September 30, 2025 and 104 Casitas in the nine months ended September 30, 2024.

Manufacturing overhead reflects the allocation of indirect labor, rent and lease expense, indirect supplies, scrap material and maintenance costs. Manufacturing overhead, which was applied as an inventory valuation adjustments within costs of goods sold to adjust the excess carrying value of finished goods inventory to net realizable value, declined due to lower consumption of indirect materials and supplies consumed during production, lower indirect labor costs from a smaller workforce Reflected in manufacturing overhead in the 2025 period is the recapture of $187,000 of stock-based compensation expense resulting from terminations, compared to the recognition of $2.3 million of stock-based compensation expense within manufacturing overhead in the 2024 period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2025 and 2024, consisted of the following:

	September 30,
(In Thousands)	2025	2024
General and administrative	$11,995	$10,017
Sales and marketing	24,957	7,162
Research and development	3,055	5,966
Impairment loss	-	12,237

Total Operating expenses	$40,007	$35,382

General and administrative expenses consist of compensation and benefits for various positions including company administration, rents, shop supplies, and utilities. The increase in general and administrative expenses was primarily related to the addition of $4.0 million of legal settlement expense reflecting the value of Series A-1 Preferred Stock issued in the settlements, higher third party legal costs related to the proposed Mergers and related preparatory work and higher compensation and benefits for additional staff in IT, Legal, and Accounting. Offsetting this increase was lower compensation expense due to reduced headcount overall as well as $265,000 of stock-based compensation recaptured in general and administrative expenses in the nine months ended September 30, 2025, compared to $1.5 million of stock-based compensation expense recognized in the three months ended September 30, 2024.

We also incurred higher sales and marketing expenses in the nine months ended September 30, 2025 compared to the prior period, reflecting increased advertising as discussed above. Research and development activity declined following our obtaining state approvals under modular housing programs in several states. Impairment loss in the 2024 period reflects the impairment loss of deposits on equipment and fixed assets for assets and customized equipment for the Company’s originally planned generation 2.0 Casita, which were never delivered to the Company. The matter is currently the subject of litigation.

Stock-based Compensation Expense

For the nine-months ended September 30, 2025 and 2024, the Company recaptured $3.6 million and recognized $6.7 million in stock-based compensation, respectively. The decrease is attributable to employee forfeitures upon terminations in 2025, offset by the vesting of stock options under the Company’s Amended 2021 stock incentive plan. See “Note 12. Stockholders’ Equity – Stock-based Compensation” for further discussion.

Total Other Income

For the nine months ended September 30, 2025 and 2024, our total other income was $1.3 million as compared to $1.6 million, respectively, primarily due to lower balances of interest-bearing deposits.

Liquidity and Capital Resources

Going Concern

The Company’s unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to slower sales associated with delays in obtaining US statewide modular approvals and customer readiness, the Company reported a net loss of $51.8 million and an operating cash outflow of $42.0 million for the nine months ended September 30, 2025. At September 30, 2025, the Company had an accumulated deficit of $770.3 million. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating product sales, and (c) raising funds through equity financing. The Company conducted offerings of shares of its preferred stock through Regulation A and Regulation D in the United States and in a Canadian offering, that were finalized for settlement during the third quarter of 2025. However, there can be no assurances that management’s plans will be achieved.

Sources of Liquidity

To date, our operations have been financed by our exempt offerings of securities made in reliance on Regulation A, Regulation CF and both Rule 506(c) and Rule 506(b) of Regulation D in the United States and exempt offering regulations in Canada. For details regarding our securities offerings, see below Sales of Securities.

At September 30, 2025, our principal source of liquidity was our unrestricted cash and cash equivalents and short-term investments, which we achieved through our offerings of securities as discussed above. As of September 30, 2025, the Company held $34.5 million in unrestricted cash and cash equivalents, $1.1 million in digital assets, and $1.7 million in investments in short-term treasury notes, compared to $5.8 million in cash and cash equivalents, and $15.9 million held in short-term treasury notes as of December 31, 2024. Based on the Company’s current burn rate of $4.7 million per month, we anticipate that the current liquidity together with cash generated from sales of our products will be sufficient to meet our immediate cash needs for 7 months.

Historical Cash Flows

	Nine months Ended September 30,
(In Thousands)	2025	2024

Net cash used in operating activities	$(42,030)	$(28,632)
Net cash provided by investing activities	$12,831	$6,236
Net cash provided by financing activities	$58,020	$10,565

Operating Activities

Cash used in operating activities included net loss adjusted for several non-cash items such as depreciation & amortization, stock-based compensation, inventory valuation, and other non-cash expenses, in addition to the change in working capital as inventory balances increased.

Investing Activities

Primary investing activities included purchase of property, equipment, leasehold improvement, payment of security deposit for our factory and other facility, and acquisition and sales of short-term investments. The increase in cash flows provided by investing activities in the third quarter of 2025 was due to significantly reduced purchases of U.S. Treasuries during the period, offset by lower purchases of investments in the 2025 period compared to the 2024 period.

Financing Activities

Primary sources of our financing activities included net proceeds from issuance and sales of A-2 and A-3 Preferred Stock. This also includes proceeds received in advance of security issuance, which is included within the Company’s subscription liability.

Inventory

Our physical assets decreased with inventory of $17.5 million as of September 30, 2025, related to 372 inventory units, which is comprised of $7.8 million related to 153 Casitas in finished goods and $7.2 million related to 220 work-in-process units. This compares to $24.3 million in inventory as of December 31, 2024, primarily comprised of 397 Casitas classified as finished goods. During the nine months ended September 30, 2025, the Company decided to rework certain of its existing units to meet California modular specifications so that these units are able to be sold in California, as discussed in Note 5 of our unaudited condensed consolidated financial statements. During the Company’s second quarter of 2025, approximately $7.1 million of inventory was reclassified from finished goods to work-in-process on the consolidated balance sheet.

The decline in the Company’s September 30, 2025 total inventory balance mainly relates to the write down of 68 units that had been held in inventory for an extended time period and for which the Company determined that it was not cost effective to rework. Subsequent to September 30, 2025 and through November 3, 2025, we delivered 5 additional Casitas.

Property, Plant and Equipment

Property, Plant and Equipment decreased to $7.7 million as of September 30, 2025 compared to $8.9 million as of December 31, 2024 primarily resulting from depreciation of machinery and equipment at our manufacturing facility.

Sales of Securities

During the nine months ended September 30, 2025 and 2024, the Company conducted offerings under Regulation A, Regulation D, and in a Canadian offering. These offerings terminated in June 2025. The progress of these offerings during those periods was as follows:

(In Thousands)	Nine months Ended September 30, 2025		Nine months Ended September 30, 2024
Offering	Shares Sold	Gross Proceeds	Shares Sold	Gross Proceeds
Regulation A (Series A-3)	70,541	$55,096	10,672	$8,234
Regulation D (Series A-3)	9,648	7,247	5,545	3,245
Private Settlement (Series A-1)*	5,050	4,039	-	-
Canada (Series A-2)	162	129	204	163
Total	85,401	$66,511	$16,421	$11,642

* These shares were issued as part of a settlement and resulted in the recognition of $4.0 million of legal settlement expenses recorded in general and administrative expenses.

Material Commitments and Obligations

Expense Commitments

As of September 30, 2025, we reported current lease liabilities of $3.7 million compared to $3.5 million as of December 31, 2024. Our long-term lease liability decreased to $4.3 million as of September 30, 2025, from $7.2 million as of December 31, 2024, due to the passage of time.

Customer Deposits

Our main non-lease liability is the Company’s obligation to customers who have placed deposits on the purchase of our products. As of September 30, 2025, the Company held customer deposits in the amount of $3.6 million, which was relatively unchanged compare to $3.6 million as of December 31, 2024, with new deposits generally matching refunds and/or application of customer deposits to customer orders that were fulfilled during 2025.

Deferred Revenue

As of September 30, 2025, our balance sheet carried $2.4 million of deferred revenue related primarily to advanced deposits on unfulfilled purchase orders, with 4 customers, each representing 10% or more of these deferred revenues, constituting approximately 55% of total deferred revenue. This compares to $2.3 million of deferred revenue as of December 31, 2024. Deferred revenue generally occurs when the Company receives payments from the customer in advance of the Company shipping units to that customer. Pursuant to ASC 606, Revenue Recognition, the Company records deferred revenue for paid, unfulfilled performance obligations which are represented by the Casitas or installer training sessions that had not yet been delivered as of the date of the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of September 30, 2025 or December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in the design and operation of ineffective Information Technology General Controls (“ITGC”) over certain key financial IT systems and ineffective design and operation of certain business process controls over the preparation and timely review of financial statements and disclosures described below. This will require remediation in order to be effective at the reasonable assurance level.

Evaluation of Information Technology General Controls (ITGCs)

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness related to the ineffective design and operation of effective ITGC’s over certain systems that are critical to the Company’s financial reporting process. Specifically, the Company had ineffective design and operation of controls over certain information technology general controls (ITGCs), including user segregation of incompatible duties, program change management, and user access controls to ensure: (i) that access to applications and data, and the ability to perform program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored and restricted. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency for the year ended December 31, 2024 and the nine months ended September 30, 2025.

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

During 2024 and the nine months ended September 30, 2025, significant turnover in the Company’s personnel across the Finance, IT, Legal, and Investor Relations departments contributed to these deficiencies.

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

Management’s Plan for Remediation of the Material Weakness

Management, with the oversight of the audit committee of the board of directors, is committed to maintaining a strong internal control environment. In response to the material weakness identified above, we have identified and begun to implement remediation efforts which include: (i) implementing user access rights to formally require segregation of duties over systems that are critical to the Company’s financial reporting; (ii) engaging third-party consultants to assist with the remediation efforts, including enhancing our risk assessment; (iii) hiring of additional and more experienced Accounting, IT, Legal, and Investor Relations personnel and; (iv) reporting remediation measures to the Audit Committee of the Board of Directors. The Company’s ERP System (Netsuite) is not currently able to be integrated with the Company’s HRIS System (ADP), and as part of its remediation plan, the Company has been evaluating alternative tools to refresh its tech stack, solidify the Company’s data foundational layer, and improve automated data transfer through better system connectivity. During October 2025, the Company engaged the services of a fractional Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”) to thoughtfully guide the Company’s technology strategy and help to remediate the aforementioned material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for significant turnover in the Company’s personnel across the Finance, IT, Legal, Investor Relations, Business Development, Sales, and Human Resources departments.

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

Employment Matters

The Company initiated legal action against former employees who violated their employment agreements post-termination. Specifically, on or about June 13, 2023, the Company filed two (2) lawsuits against former employees alleging claims including breach of contract, violations of the Computer Fraud and Abuse Act, violations of the Defend Trade Secrets Act, Conversion, unjust enrichment, breach of a covenant of good faith and fair dealing, and demand for temporary and permanent injunctive relief. One of these litigation matters remain pending, and the other matter reached a mutual settlement and release. Management does not anticipate the remaining matter will have a material impact on the Company’s results of operations or financial condition. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250,000.

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

On June 13, 2023, the Company filed a lawsuit against an internet blogger, not affiliated with the Company, alleging the blogger posted defamatory information regarding the Company. On August 5, 2024, the court entered a default judgment against the internet blogger and in favor of the Company, awarding $50,000 in damages. A judgment lien was placed on real property owned by the defendant and the Company is in the process of enforcing its rights against the property.

On or about October 5, 2023, Leader Capital High Quality Income Fund, a series of Leader Funds Trust, a Delaware Statutory Trust, commenced an action against the Company and other defendants in the District Court for Nevada, asserting claims for breach of duty to register a transfer of a security (NRS 104.8401), Conversion, and Intentional Interference with a Prospective Economic Advantage. Plaintiff claimed that it requested the removal of a restrictive legend to shares held by Plaintiff and that the Company refused and/or delayed approval of the removal and caused Plaintiff to suffer damages. The Company agreed to provide a defense to Transfer Online Inc., its former transfer agent. After the Company filed its motion for summary judgment, Leader dismissed all claims against the Company. The Company is now pursuing Leader for collection of its attorney’s fees and costs.

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

On July 3, 2024, Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit seeking to declare its rights in certain collateral against Brave Control Solutions, Inc., the Company , and the Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. This matter was dismissed without any damages being assessed against the Company.

On November 19, 2024, the Company entered into an agreement with an RV Park for the sale of certain PMRV units. It appears that the RV Park did not obtain required zoning and land use permits to install and use the units at their site in Arizona. The State of Arizona ‘red tagged’ the units and the RV Park asserted claims against the Company, and demanded that the Company immediately remove the units. The Company has denied all liability and is negotiating a resolution of this dispute with the RV Park. The Company also has an outstanding receivable from the RV Park in the amount of $270,000. The Company has not accrued a loss contingency for this matter, but has recorded a CECL credit loss allowance for the outstanding receivable.

In May 2025, the Company received a claim from a plaintiff that purchased fraudulent shares of the Company’s stock from a former employee of the Company, at a discounted price, incurred a loss of approximately $144,000. Plaintiff claims that he purchased the shares by writing a check to an entity that was controlled by the former employee and alleges negligence and violations of Nevada Revised Statute (NRS) 90.9570. The Company denied liability and the claim was recently settled. The settlement will require the Company to provide the plaintiff with 218,182 shares of the Company’s Preferred A-1 Stock. Separate from the above claim filed against the Company, the Company has also entered into settlement agreements with various parties who may have been impacted by a stock scheme perpetrated by the former employee of the Company. This resulted in the recognition of $4.0 million of legal settlement expenses recorded in general and administrative expenses, settled with 5,049,673 shares of the Company’s Preferred A-1 Stock, during the nine months ended September 30, 2025.

In September 2025, the Company filed suit against the State of Arizona Department of Housing seeking a declaration from the Court that the Department of Housing has no authority to regulate or interfere with BOXABL’s sale of PMRV units in the State of Arizona. The lawsuit is pending.

We know of no other existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any other proceeding or pending litigation. There are no proceedings in which any of our directors, officers any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to the Company

Item 1A. Risk Factors.

Rule 421(d) of the Securities Act of 1933 (§230.421(d) of this chapter). Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the nine months ended September 30, 2025, the Company has engaged in the following unregistered issuances of securities. The proceeds raised were generally used to fund the development of the Company’s manufacturing facilities, working capital and compensation of executive officers and employees.

●	Beginning February 17, 2023, the Company commenced a Canadian offering, through FrontFundr and DealMaker, of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. This offering is subject to applicable exemptions under Canadian securities laws and is strictly limited to investors from specific Canadian provinces, which was verified by FrontFundr. As of September 30, 2025, the Company had sold 756,946 shares of A-2 Preferred Stock for gross proceeds of $605,400.

●	Beginning May 14, 2024, the Company commenced an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert pursuant to Rule 506(c) of Regulation D. As of September 30, 2025, the Company had sold 20,658,363 shares of Series A-3 Preferred Stock for gross proceeds of $14,082,651 under the Regulation D offering.

●	The Company’s offering of Non-Voting Series A-3 Preferred Stock in reliance on Regulation A was qualified on June 24, 2024. As of September 30, 2025, the Company had sold 76,856,889 shares of Series A-3 Preferred Stock for gross proceeds of $59,521,138 under Regulation A.

●

Beginning in the third quarter of 2025, the Company issued a total of 1,651,000 shares of Series A-1 Preferred Stock and 10,106,000 shares of Series A-3 Preferred Stock under Section 4(a)(2) of the Securities Act. These issuances related to settlement agreements to compensate victims of our former employee’s stock scheme, discussed under Item 1. Legal Proceedings above, as well as certain other issuance discrepancies.

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

There were no purchases by the Company of its securities during the quarter ended September 30, 2025.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 4, 2025	8-K	000-56579	2.1	August 5, 2025

2.2	Amendment to the Agreement and Plan of Merger dated November 3, 2025	8-K	000-56579	2.1	November 4, 2025

3.1	Seventh Amended and Restated Articles of Incorporation	8-K	000-56579	3.1	August 22, 2025

3.2	Bylaws	1-A POS	024-11419	2.2	September 19, 2022

9.1	Voting Trust Agreement**	10-Q	000-56579	9.1	August 19, 2024

10.1	Facilities Lease Agreement	1-A POS	024-11419	6.2	September 19, 2022

10.2	Initial Purchase Orders and Related Agreements	1-A POS	024-11419	6.4	September 19, 2022

10.3	Form of Room Module Order Agreement	1-A POS	024-11419	6.5	September 19, 2022

10.4	Amended 2021 BOXABL Inc. Stock Incentive Plan	8-K	000-56579	10.4	October 18, 2024

10.5	Employment Agreement of Paolo Tiramani+	10-12G	000-56579	10.6	August 10, 2023

10.6	Employment Agreement of Galiano Tiramani+	10-12G	000-56579	10.7	August 10, 2023

10.7	Merger Agreement	10-12G	000-56579	10.8	August 10, 2023

10.8	Purchase Agreement with Pronghorn Services LLC	10-12G	000-56579	10.9	August 10, 2023

10.9	Amendment No. 1 to Facilities Lease Agreement	10-12G	000-56579	10.10	August 10, 2023

10.10	Amendment No. 2 to Facilities Lease Agreement	10-12G	000-56579	10.11	August 10, 2023

10.11	Amendment No. 3 to Facilities Lease Agreement	10-12G	000-56579	10.12	August 10, 2023

10.12	Amendment No.4 to Facilities Lease Agreement	10-Q	000-56579	10.12	November 12, 2024

10.13	Lease Agreement for Second Manufacturing Facility	10-12G	000-56579	10.13	August 10, 2023

10.14	Supercar System, Inc. Services Agreement	10-12G	000-56579	10.15	August 10, 2023

10.15	Supercar System, Inc. Lease Agreement	10-12G	000-56579	10.16	August 10, 2023

10.16	Form of Award for Employees	10-K	000-56579	10.16	April 14, 2025

10.17	Form of Award for Directors	10-K	000-56579	10.17	April 14, 2025

10.18	Martin Noe Costas Offer Letter+	8-K	000-56579	10.1	October 13, 2023

10.19	Restricted Stock Unit Agreement between the Company and Martin Noe Costas **	8-K	000-56579	10.2	October 13, 2023

10.20	Punnet Construction Purchase Contract	10-K	000-56579	10.20	April 14, 2025

10.21	Restricted Stock Unit Agreement between the Company and Martin Noe Costas **	10-K	000-56579	10.21	April 14, 2025

10.22	Form of Award for Consultants	10-K	000-56579	10.22	April 14, 2025

10.23	Sponsor Support Agreement, dated as of August 4, 2025	8-K	000-56579	10.1	August 5, 2025

10.24	Company Support Agreement, dated as of August 4, 2025	8-K	000-56579	10.2	August 5, 2025

10.25	Form of Company Lock-Up Agreement	8-K	000-56579	10.3	August 5, 2025

10.26	Form of Sponsor Lock-Up Agreement	8-K	000-56579	10.4	August 5, 2025

14.1	Code of Ethics	10-K	000-56579	14.1	April 1, 2024

31.1	Certification of Paolo Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Galiano Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Galiano Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

(Registrant) BOXABL Inc.

By:	/s/ Paolo Tiramani
Paolo Tiramani
Co-Chief Executive Officer

Date:	November 14, 2025

By:	/s/ Galiano Tiramani
Galiano Tiramani
Co-Chief Executive Officer

Date:	November 14, 2025

By:	/s/ Martin Noe Costas
Martin Noe Costas
Chief Financial Officer and Principal Accounting Officer

Date:	November 14, 2025

