Form 10-K
period 2025-12-31
BOXABL Inc.
filed 2026-03-27
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate value of shares of our Common Stock held by non-affiliates was $14,991,000, based on a per share price of $0.80, the last sale price of our non-voting Series A-3 Preferred Stock, which converts into shares of Common Stock on a 1:1 basis upon the happening of certain events.

As of March 27, 2026, the registrant had 3,000,000,000 shares of Common Stock outstanding.

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

PART I

Item 1. Business

The Company is subject to reporting under the Securities Exchange Act of 1934, as amended, and prepares annual and periodic reports filed with the Securities and Exchange Commission. These reports are available at http://www.sec.gov, as well as free of charge on the Company’s website at http://ir.boxabl.com. In addition, the Company uses, and will continue to use, its website, press releases, and various social media channels, including its X (formerly known as Twitter) account (x.com/BOXABL), its LinkedIn account (https://www.linkedin.com/company/BOXABL/), its Facebook account (facebook.com/BOXABL), its TikTok account (tiktok.com/BOXABL), its Instagram account (instagram.com/BOXABL), and its YouTube account (youtube.com/@BOXABL), as additional means of disclosing public information to investors, the media and others interested in the Company. It is possible that certain information that the Company posts on its website, disseminated in press releases and on social media could be deemed to be material information, and the Company encourages investors, the media and others interested in the Company to review the business and financial information that the Company posts on its website, disseminates in press releases and on the social media channels identified above, as such information could be deemed as material information.

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

BOXABL has developed a new type of building system using advanced manufacturing processes and by applying existing technologies and processes developed by the automotive industry. Our Boxes, beginning with the “Casita,” result in sustainable high-quality buildings at lower cost, benefiting from mass production practices, resolving the problems of housing shortages by offering a quick solution, and reducing the carbon footprint. The Company has also developed patented folding and shipping technology, enabling the Company to transport its building solutions on existing roadways to serve large geographic areas.

The BOXABL vision represents a new take on modular construction, designed to result in sustainable, high-quality buildings at lower cost, benefit from mass production practices, address the problems of housing shortages by offering a quick solution, and reduce carbon footprint compared to traditional construction practices. Our patented folding design allows for the largest possible room sizes that can be fit onto standard shipping dimensions, within existing highway, sea and rail transportation configurations, allowing more delivery options and avoiding the cost and complexity of shipping oversized loads. In addition, the assembly of Boxes in a controlled factory setting improves overall safety and quality control, as less construction work is needed at the build site. Ultimately, our vision of modular construction is designed to enable homebuilders to dramatically reduce build time and costs with improved quality.

In January 2020, at the Las Vegas Builder’s show, we formally launched the BOXABL Casita, a 19’ X 19’ Box, featuring a full-size kitchen, bedroom, bathroom, and living area, that folds down to 8.5’ wide for shipping. In response to strong consumer and developer interest in our Casita, including orders for 156 Casitas from ADS Inc., a supplier to the federal government, we moved quickly to secure and build out our manufacturing facilities.

At our origins, we had initially identified production capacity and manufacturing as the primary constraints to scaling the business. In response, we executed a strategic expansion plan, securing leases for three manufacturing facilities totaling 421,823 square feet and significantly increasing headcount to support the anticipated demand. We leased our first facility (173,720 square feet) (“Factory Building 1”) in December 2020 and further expanded our manufacturing capacity in 2022 and 2023 through the 2023 lease of an adjacent 114,613 square feet (“Factory Building 2”) and a 2022 lease of a 132,960 square feet facility (“Factory Building 3”). We also expanded our manufacturing and administrative teams to support the anticipated demand. However, as the business evolved, it became evident that the sales cycle for our products was inherently prolonged due to regulatory, permitting, sitework, and financing requirements, which often extended the time from initial customer engagement to project completion to between six and eighteen months. Recognizing this dynamic, our management team prioritized efforts to streamline the applicable jurisdiction approval process for our products, established a network of preferred dealers and installers, and enhanced market penetration. As part of this strategic realignment, management formalized our go-to-market strategy, focusing on securing regulatory approvals, and optimizing sales execution. Additionally, BOXABL has allocated funds toward research and development, leading to the introduction of new products to the market. These innovations are expected to expand BOXABL’s addressable market, improve customer adoption, and further differentiate our offerings within the industry. These initiatives are intended to accelerate revenue conversion, improve operational efficiency, reduce costs, and position BOXABL for sustainable long-term growth.

To date, BOXABL has secured state modular housing approvals in California, Nevada and New Mexico. It has also secured approval for plan sets for the Casita in South Carolina under its statewide modular program and obtained its manufacturers license in South Carolina. BOXABL has achieved preliminary plan approval for the Casita model in Texas and is in process for plan approval in Colorado. BOXABL is also completing the process to be licensed to produce and sell commercial modular structures in California. BOXABL has also achieved preliminary approval as a recreational vehicle manufacturer in the state of Nevada. The Company had originally obtained approval for its Casita in Arizona in December 2023. However, the Arizona Department of Housing revoked this approval in May 2024 due to installation issues identified at one customer site in Arizona. The Company has assessed that these issues resulted from improper installation rather than the Company’s product and it is in active discussions with officials in Arizona to resolve the matter. The Company also determined that statewide approvals were not required in an additional 11 states and tribal lands.

To further facilitate the sales process, BOXABL has established a network of preferred dealers and installers, referred to as the “BOXABL Directory”, who have been trained by us on our product offering and are knowledgeable about the local permitting, sitework and financing environment to coordinate the process of a BOXABL customer’s project journey from initial site visit, quote, permitting, sitework, installation, to closing permits at completion, warranty assistance, and post sales customer service. We currently have 80 dealers/installers (each a “Dealer/Installer”) in the BOXABL Directory operating in 11 states, primarily states where we have had positive market penetration. As the Company’s products obtain additional approvals throughout the country, the Company expects to utilize these systems to execute additional sales in these territories, with faster ramp up time. In addition, during 2025, the Company increased its in-house sales team to increase its direct engagement with the end user consumer and to act as dealers where permissible to supplement the activities of the dealers in the BOXABL Directory. As of March 27, 2026, BOXABL has manufactured 795 Casitas and completed delivery of 312 Casitas in 10 states, including Arizona, Nevada, California, Oklahoma, Utah, New Mexico, and South Carolina.

We have also seen significant interest in varied configurations of Boxes. In response to this customer demand, in January 2025, we introduced our Phase 2 Modular Building System, comprising Boxes (modules) in varying dimensions that stack and/or connect. This system can be configured and customized by architects and engineers, enabling the Boxes to be configured in different building types and floorplans with minimal manufacturing SKUs. This next generation of modular building construction utilizes a systems architecture approach, constructing nominally sized boxes that will stack and connect to build from four hundred (400) to several thousand square foot single or multi-family residential buildings. We are working with a number of land developers and homebuilders to align the development of our Phase 2 product line with market demand, based on their customers’ requirements, and have begun marketing to developers for this product line. We are developing building plans for multiple state approvals with a flagship model built using this new generation of design, and as of March 27, 2026, are working towards the approval process for this in various states. We also launched a prototype of our Baby Box, a 120 square foot RV, in January 2025, to attract customers looking for temporary accommodation. Further, we developed one-bedroom and two-bedroom Casita configurations- which are configured by connecting two 361 sq. ft. Boxes to create a 722 sq. ft. home. This is currently being offered in the California ADU market, as the Company obtained California statewide approval for its two-bedroom Casita model in November 2025. In 2025, the Company introduced Sanctuary, a product currently in research and development. Sanctuary is a modular housing system available in single (55 sq. Ft.) and double (85 sq. Ft.) occupancy layouts. Sanctuary is designed for rapid deployment in emergency response situations. Neither configuration of the product contains a kitchen or bathroom. These were not included as emergency housing typically contains communal centers in which these amenities are provided. We will continue to evaluate market demand to assess further development of our product offerings.

BOXABL was first organized as a limited liability company in Nevada on December 2, 2017, and reorganized as a Nevada corporation on June 16, 2020. Our core technology was invented by our Co-Chief Executive Officers, Paolo and Galiano Tiramani, and Chief Product Officer, Kyle Denman. Until June 15, 2023, the technology was owned by Build IP LLC, a Nevada limited liability company, formed as a holding company for the intellectual property (“Build IP”), owned by our Co-Chief Executive Officer, Paolo Tiramani. Under an exclusive licensing agreement, BOXABL paid Build IP a license fee equivalent to 1% of the net selling price generated by the sale of Casitas. On June 15, 2023, BOXABL merged with 500 Group, Inc., a Nevada corporation that is controlled by Paolo Tiramani and parent to Build IP (“500 Group”). As a result of this merger, all of the intellectual property held by Build IP now belongs to BOXABL and the former licensing agreement is now void.

Merger

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

At the effective time of the First Merger, each share of the Company’s common stock (other than certain excluded shares and any shares held by stockholders who properly exercise and do not lose their dissenter’s rights under applicable Nevada law) will be converted into the right to receive a number of shares of common stock of the Surviving Pubco, as determined by the common exchange ratio set forth in the Merger Agreement. Each share of the Company’s preferred stock will be converted into the right to receive shares of Surviving Pubco’s preferred stock as determined by the preferred exchange ratio set forth in the Merger Agreement. For additional information about this transaction, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The BOXABL Solution

The BOXABL products represent a new vision of modular construction techniques. BOXABL’s Boxes are part of a factory-assembled room module system that can be quickly deployed, stacked and/or connected on site which allows homebuilders to dramatically reduce build time and costs with increased quality and more features.

Manufacturing a large volume of homes in a factory setting requires a feasible shipping solution, avoiding the need for oversized loads, which require extra permitting, follow and lead cars, police escorts, restricted routes and other problems that increase costs and complexity. Our patented folding design allows for the largest possible room sizes that can fit onto standard shipping modes. Our Boxes’ compact dimensions fit within existing highway, sea and rail transportation configurations, which allows economical delivery options for shipment. The assembly of our Boxes in a controlled factory setting improves overall safety and quality as less construction work is needed at the construction site. Once the Boxes arrive at the site, they are typically installed by one of the installers within the BOXABL Directory or by a BOXABL employee, who completes the unfolding and setup work required to finish the home installation. A typical installation of the Casita model Box can be completed in one day.

Market Opportunity

We believe the Casita has the potential to be a key player in the Accessory Dwelling Unit (“ADU”) market. Archive Market Research (https://www.archivemarketresearch.com/reports/accessory-dwelling-unit-adu-230538) sized the United States market at $4.6 billion in 2025 and projects growth to $12.9 billion by 2030. While we believe ADUs are an accessible entry point to the market, BOXABL expects to broaden its market beyond small residential units to address the broader housing market. Our proposed Phase 2 Modular Building System is designed to meet the demand for attainable residential housing. According to Mordor Intelligence (https://www.mordorintelligence.com/industry-reports/north-america-modular-construction-market) the North America modular construction market was $19.8 billion in 2025 and is projected to grow to $26.6 billion in 2031. According to Research and Markets (https://www.researchandmarkets.com/report/residential-construction?srsltid=AfmBOorVESuWgecl-RWOaFCMXVE0phXxW2vaV9IQQH77mmkCrun77smW) the United States residential construction market was $5.8 trillion in 2025 and is projected to grow to $8.7 trillion by 2032.

We also market our Baby Box to the RV market, which, according to Market Research and Mordor Intelligence (https://www.marketresearch.com/Mordor-Intelligence-LLP-v4018/Recreational-Vehicles-c884/1.html) was $35.7 billion in 2025 and is projected to grow to $52.7 billion by 2030.

We envision that BOXABL products will be able to be used in a wide range of building types — residential, commercial, disaster relief, mid-rise multi-family apartments, military, labor housing and more, further expanding our addressable markets.

Strategy

While we remain firmly committed to product quality and innovative design, alongside continued advancements in manufacturing and efficient shipping, our strategy has evolved from standalone product sales to also offering turnkey solutions to our customers. For most consumers, these include comprehensive support covering permitting, land and site preparation, installation, and project completion. We extend similar end-to-end turnkey offerings to select larger developments where strategic opportunities align. We believe this broader customer involvement will strengthen brand loyalty, enhance satisfaction, and provide us valuable insights to optimize our core operations, production scaling, and inventory management. In line with increasing customer involvement, BOXABL has begun applying for both manufacturer and dealer licenses in all states that have such requirements for the sale of factory-built homes and structures.

Our Boxes

The first product BOXABL launched was the Casita, a 19’ X 19’ room that folds down to 8’6” wide for shipping and still has sufficient space for factory-installed kitchens, bathrooms and appliances. Each Casita unit is a separate 361 sq ft Box that is pre-wired and pre-plumbed. Our Casita can be configured for sale as a modular home installed on site in a fixed location.

The Casita allowed us to establish our brand, scale up our factory, generate production, develop our supply chain, engineer and re-engineer our products based on real application, receive regulatory approvals, implement the BOXABL Directory, and onboard investors.

To expand the Company’s addressable market, improve customer adoption, and further differentiate BOXABL from traditional building methods, in January 2025, we announced our Phase 2 Modular Building System prototype. The Phase 2 Building System is comprised of Boxes of varying sizes. These are: 20’ X 20’, 20’ X 30’, and 20’ X 40’ Modules. These fold down to 20’, 30’ & 40’ lengths by an 11’10” width for shipping. The Phase 2 Modular Building System includes factory-installed kitchens and bathrooms. The Phase 2 system also transitions from the structural insulated panels (SIPS) to traditional steel frame wall construction, which has reduced construction cost and increased stacking height. We also anticipate faster approval due to the more traditional construction of steel framing. We expect that the Boxes in our Phase 2 Modular Building System will be more cost effective and more efficiently stacked and/or connected on site, thereby enabling larger floor plans to be assembled quickly on-site. We envision that our Phase 2 Modular Building System will ultimately be used to create single-family dwellings, townhouses, and low-rise apartment homes. Due to the large scale and engineering requirements, Phase 2 is being introduced to developers only.

In January 2025, BOXABL launched pre-sales for its Baby Box, a 120 square foot modern design towable RV, including a factory-installed kitchen and bathrooms, and is expected to fold down to 78” wide for transportation. In 2025, we developed one-bedroom and two-bedroom Casita configurations, connecting two 361 sq. ft. Casitas into a 722 sq. ft. home. This two-bedroom Casita is initially being offered for the California ADU market. In November 2025, the Company obtained California statewide approval for this two-bedroom Casita model. In 2025, the Company introduced Sanctuary. Sanctuary is a modular housing system available in single occupancy (55 sq ft) and double occupancy (85 sq. ft.) layouts. Sanctuary is in product development currently and is designed for rapid deployment situations, such as emergency response and natural disasters.

Our Phase 2 Modular Building System will require a new production line, with timing subject to demand. We anticipate beginning production of our Baby Box manually with low capital investment. We plan our 2 Casita configurations to be produced on our current production line.

We are also in the process of expanding into commercial modular strategy. As our initial step in this strategy, on December 2, 2025, BOXABL entered into a purchase order agreement, pursuant to a previously agreed upon work order for research and development and production of a modular amenities building. In 2025, the Company secured a key license in California as a Commercial Modular Manufacturer. The license enables BOXABL to manufacture and deploy its advanced modular units in compliance with California’s stringent building standards for commercial use, paving the way for broader market access and accelerated growth in one of the nation’s most dynamic markets.

Innovation

A limitation of factory-built buildings is the difficulty of shipping finished homes to the job site. We realized that innovation in modular construction would not be possible without innovation in shipping. BOXABL’s patented shipping technology allows us to serve large geographic areas from regional BOXABL factories. Directly as a result of our home folding and shipping technology and patents, we have been able to produce and deliver homes from our North Las Vegas, Nevada factory at costs substantially below others to neighboring states of Arizona, New Mexico, Nevada and California.

Our innovations in shipping are possible because of our unique methods for constructing the various building modules. Our “Building Box” system and Box design were created specifically to maximize repeatability in manufacturing and to optimize supply chain throughput. In addition, our reimagined manufacturing process is simplified and efficient, resulting in a sustainable, high quality, fast, and cost-effective solution. This has been achieved by reducing the number of individual components in the Box compared to a traditional building. Significantly fewer components result in significantly lower production costs in manufacturing.

Product Features

The BOXABL building system provides features that reduce pain points for builders and compelling benefits for homeowners. The BOXABL Casitas have the following features:

●	Resilient Panels: fire resistant, flood resistant, rodent resistant, insect resistant, and mold resistant.

●	Structural Strength: snow-load rated, wind-load rated, and seismic rated.

●	Design and Engineering: sealing gaskets at joints, precut chase network for all utilities in walls/roof/floor enable low-cost retrofit of electrical/sprinkler system/HVAC, reduced components and a streamlined production process.

●	Shipping and Installation: Boxes pack down and fold to minimize shipping costs, crane pick points for faster setting, simple field assembly requires less skilled labor, pre-plumbed for on-site hook up and does not require crawl space, ships complete with finishing work, paint, and trim.

●	Energy Efficiency: high energy rating and reduced energy bills, smaller sized HVAC, minimal thermal bridging, tight building envelope, high R-values, continuous expanded polystyrene (EPS) insulation, high efficiency appliances and LED lights to minimize energy consumption.

●	State Approval: Approval of our modular design in certain states (CA, NV & NM), pre-approval in other states, and full testing that includes fire/energy/structural tests.

Our Phase 2 Modular Building System Boxes are expected to have most of the above features. In addition, they are expected to have the following additional features:

1. Optional fire-rated assemblies

The sheathing on frame construction allows for flexibility on the building envelope. Insulative sheathing can be exchanged for fire rated sheathing with shared walls/ceilings/floors where the additional insulation is not needed, but a fire rated assembly is. Sprinkler system installation is also much more flexible with the Phase 2 construction due to the additional voids/cavities of framed construction versus current generation SIP, structural insulated panels which are closed.

2. Steel Framing System

The Phase 2 framing system integrates standard framing conventions with our proprietary BOXABL grid architecture. This hybrid design provides enhanced flexibility for varying layouts and connections while employing prescriptive approaches to structural members and predefined load paths. As a result, it significantly reduces the need for extensive structural analysis and review across different designs, as load paths are prescriptively defined and pre-validated.

In Phase 2, we have recently launched our townhouses and single-family houses, which we are currently marketing to developers. These larger-scale products leverage the Phase 2 system to enable customizable, multi-module configurations (including stackable and connectable designs) suitable for residential developments, B2B projects, and communities—expanding beyond single-unit ADUs while maintaining manufacturing efficiency, cost advantages, and regulatory streamlining.

Product Pricing

Our cost-effective approach to production and shipping allows us to sell BOXABL Boxes at competitive prices. The retail price for our initial product, the 361 square foot BOXABL Casita, is $60,000, representing about $166/sq. ft, including kitchen, bathroom, and stainless steel appliances. In addition, our recently developed 722 sq. ft. two Casita configurations (subject to obtaining state approvals) are anticipated to be priced at an introductory price of $100,000 for a one-bedroom configuration and $110,000 for a two-bedroom configuration, representing about $139/sq. ft. and $152/sq. ft., respectively. These prices do not include shipping, land, permits, or site development, which have historically been the responsibility of the customer. However, we recently began offering “all-inclusive” prices for each of the above products. The all-inclusive prices for the Casita, one-bedroom, and two-bedroom units are $150,000, $195,000, and $210,000, respectively. These prices include the aforementioned costs that had previously been outsourced to general contractors: shipping, permitting, site preparation, and similar expenses. Note that the prices do not include any applicable taxes. By offering these packages, we are able to streamline the process of customers obtaining our products- from start to finish, thereby reducing friction and creating the potential for increased revenue. We believe that the BOXABL solution is an attractive option for ADU purchasers, especially when compared to building costs in states like California.

Previously, customers of our Casita configurations were required to pay a non-refundable order fee to connect them with a Dealer/Installer in their local area who would be responsible for moving their project forward. However, in Q4 2025, the Company changed this approach and began offering feasibility analyses to customers for a fee of $1,000. This feasibility analysis is conducted by BOXABL employees, who determine if the customer’s project is eligible to move forward based on their site location- specifically, ensuring compliance with local zoning regulations.

In addition to the Casita, our recently announced Baby Box has an MSRP of $29,999 and was launched in January 2025 for pre-orders with an introductory order price of $19,999. Due to the lack of on-site preparation work, as well as other traditional costs associated with building a home, we anticipate the Baby Box to be an attractive RV living solution at a very affordable price. A potential start date for production has not yet been finalized.

Our Phase 2 Modular Building System is initially being offered in quantities of 50+ Boxes. We expect pricing will be based on negotiation and dependent on the specific configurations and other factors.

Sales and Marketing

Our marketing efforts for our products are driven primarily through our social media digital advertising, website waitlist, participation at trade shows (notably the International Builders Show and Disaster Expo in Houston), and periodic press releases. We are also in the process of establishing, through a subsidiary, an RV dealer in Nevada through which to sell our Baby Box. Following the launch of our Phase 2 Modular Building System, which is only available to potential purchasers of 50+ Boxes, we have been working closely with a number of land developers and home builders who have expressed interest in the product. Sales of our Phase 2 Boxes will likely require significant factory modification after obtaining any required state or regulatory approvals.

In February 2026, the Company completed its re-design of its website to enhance its sales and marketing efforts, along with reflecting significant changes that had occurred, such as all-inclusive pricing. The new www.boxabl.com was designed with the goal to make buying a home as easy as shopping online with built-in financing and streamlined lead conversion. To reduce manual overhead, automated virtual site analysis and dedicated pages for developers and public sector agencies were also implemented. Further, in March 2026, the Company launched a chatbot on its website. The Company expects this integration of AI to assist customers with product inquiries, guide them through available options, and streamline the process of placing orders for Boxes.

Historically, we received significant consumer interest following the launch of our Casitas as potential customers joined our online waitlist. This was referred to as a waitlist because our ability to execute sales of our Casitas experienced various delays due to preparatory steps that need to be taken in order to arrange for the delivery and installation of Casitas to the homesite. Key among these was the time to obtain the required state modular approvals, along with the time needed to prepare the site for installation, including site surveys, local permitting, site preparation work, and the qualification process for various financing options available to purchasers to fund their purchase price and the cost of site work. In 2025, as we gained state approvals, we conducted a comprehensive refresh of the former “waitlist”, now a source of leads, to confirm continued customer interest and identify prospective buyers who were ready to advance into the sales process. In 2025, we also introduced our all-inclusive pricing strategy. This streamlines the process of customers obtaining our products- from start to finish, thereby reducing friction and creating the potential for increased revenue. See Product Pricing for more detail.

Most states require various dealer and installer licenses in order to sell and install modular homes. The BOXABL Directory connects potential purchasers with a network of preferred BOXABL dealers to facilitate sales with end customers, as well as licensed installers knowledgeable about our products. Some of the BOXABL Dealers/Installers that we have trained hold licenses in multiple states, which allows them to support our operations in multiple areas. The BOXABL Directory provides a platform for BOXABL to expand its sales and installation operations throughout states where our product can be sold and we expect to leverage and grow our network as our business and product lines grow. To maintain better direct contact with potential customers and to better drive the sales process, BOXABL has begun applying for both manufacturer and dealer licenses in all states that have such requirements for the sale of factory-built homes and structures. BOXABL maintains active manufacturer licenses in Nevada, Arizona, Alabama, Idaho, Iowa, Oregon, and South Carolina, as well as dealer licenses in Arizona, Nevada, and South Carolina, and is in process of obtaining dealer licenses in Alabama, Colorado, Louisiana, Maine, Mississippi, Missouri, Montana, New Hampshire, Oklahoma, Tennessee, Virginia, Washington, West Virginia and Wisconsin. BOXABL is also licensed to manufacture commercial modular buildings in California, and is in the process of receiving its dealer license.

BOXABL has received customer preorders for 374 Boxes that are under contract as of March 27, 2026 with a monetary value of $25.7 million. This sales pipeline is secured by customer deposits. As installations continue in our approved states and begin in others awaiting final approval, we expect organic marketing visibility and real-life project examples to motivate greater numbers of customers to proceed with Casita orders as a cost-effective ADU product.

Smart Manufacturing

BOXABL Boxes are not built like traditional homes, as they have been engineered with mass production in mind. This design includes a significant reduction in the number of standard components compared to traditional construction, enabling a more efficient manufacturing process. For example, Casitas are built with laminated panel technology instead of a standard stick frame construction. This means each wall panel that BOXABL manufactures consists of fewer individual components. A comparable traditional wall has many individual components and requires the utilization of separate skilled tradespeople to complete (e.g., framing, electric, plumbing, sheetrock, exterior finish, etc.). Many raw materials in the BOXABL Boxes are processed by computer numerical control (CNC) equipment to cut and form materials to a given design, which enables a standardized manufacturing process. BOXABL has implemented a MES (Manufacturing Execution System) solution to collect traceability data and to support the manufacturing operations.

Cumulatively, we have produced 795 Boxes as of March 27, 2026, with 73 Boxes produced in the year ended December 31, 2025, and we continue to realign production levels in response to the length of the expected sales cycle, including permitting and execution of site works, to avoid excess inventory holding costs.

Our Phase 2 Modular Building System, while adopting some traditional building materials, and our Baby Box, are expected to benefit from efficiencies in our manufacturing process. As mentioned above, this includes a reduced number of unique building components compared to traditional construction, and our use of computer numeric control (CNC) equipment also increases standardization, repeatability, and quality.

Building Materials

Our laminated wall panel technology used in our Casita replaces standard lumber framing by including steel exterior skin, expanded polystyrene (EPS) foam, magnesium oxide board, and nonstandard lumber frame. We are able to source these materials from multiple suppliers and are not reliant on any particular vendor. Our Casita product is compatible with automation, CNC, and the factory environment.

In our Phase 2 Modular Building System, initially targeting large orders from developers, governments, or business entities, we expect to use a light gauge steel frame design utilizing a continuous insulated structural exterior sheathing and cavity insulation. Based on our market analysis, we believe using more traditional building materials for certain components will be more familiar to contractors and building inspectors.

While the Company is focusing on approved product offerings and not currently producing Phase 2 units, these units are critical for the Company’s product roadmap and to expand our building construction solutions. The Company expects that approximately 70% (based on dollar value) of Phase 2 raw materials will be sourced domestically. Since this supply chain is not yet formally established, and there is a possibility of domestic options not being viable, the Company may expand its product sourcing internationally. In addition, for Phase 2, BOXABL is also exploring vertical integration for producing steel framing. Steel framing is one of the most critical material inputs for Phase 2, and the ability to produce this in-house would likely improve quality control.

In our Baby Box, the structural panels are expected to use lightweight fiberglass structurally insulated panels, rather than a steel framed system. Our Baby Box Towable RV is expected to be constructed using structurally insulated panel construction with interior and exterior fiberglass skins. Initially, the Baby Box will be manufactured using existing equipment. In parallel, we are developing concepts for more automated and higher volume manufacturing.

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

Our manufacturing facilities are comprised of three leased premises in North Las Vegas. We took possession of Factory Building 1 on May 1, 2021 (after signing the lease on December 29, 2020), on a sixty-five month lease. Factory Building 1 facility features 173,720 square feet of floor space, and was our first production facility producing Casita Boxes. On June 13, 2022, we entered into a seventy-three-month lease for 132,960 square feet of additional floor space in Factory Building 3 that enabled production efficiencies. For example, Factory Building 3 supports Factory Building 1 with warehousing. On May 2, 2023, we amended the Factory Building 1 lease agreement, expanding the leased space for purposes of establishing Factory Building 2. The term of the lease agreement for Factory Building 2 is forty-eight months, adding 114,613 square feet of floor space to the leased premises.

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

Inventory

We manufactured 73 Casitas during 2025, as compared to 140 Casitas during 2024, as we better aligned production levels with sales, to avoid excess inventory holding costs. Our management team undertook a strategy to better align the manufacturing activity with the timing of sales and deliveries. Following the approval of our Casita in all climate zones in California, we decided to rework certain of our existing Boxes to meet the California modular specification so that these Boxes are able to be sold in California. As a result, in 2025, approximately $7.1 million of inventory was reclassified from Finished Goods to Work-in-Process on the consolidated balance sheet. Also, following an inventory slow movement analysis in 2025, the Company determined to write down 68 Boxes that had been held in inventory for an extended time period and for which the Company determined that it was not cost effective to rework, resulting in an inventory write-down of $8.3 million.

As of December 31, 2025, BOXABL had 175 Casitas classified as finished goods in inventory and 192 Casitas classified as work-in-process in inventory.

Regulation

Our Boxes generally fall under different certification requirements depending on their intended use. BOXABL’s Casita can be configured for sale in various ways, including Park Model RV and/or Modular Home. BOXABL has obtained Modular Manufacturer Licensure and Certification for its studio Casita configuration in several States, including Nevada, California, New Mexico, and South Carolina. We had originally obtained approval for our Casita in Arizona in December 2023. However, the Arizona Department of Housing revoked this approval in May 2024 due to installation issues identified at one customer site in Arizona. We have assessed that these issues resulted from improper installation rather than our product and are in active discussions with officials in Arizona to resolve the matter.

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

Some states (including Oklahoma, Wyoming, Kansas, West Virginia, Vermont, Alaska, Oregon, Connecticut, Delaware and New York) do not have state modular housing programs. In those states, our products may be deployed by obtaining a permit from the local building departments. This process has been validated for BOXABL Casitas used in several projects located in Utah and Oklahoma. Note that previously, Utah did not have a state modular housing program. However, on March 19th, 2024, SB 168 was signed into law by the Utah Governor, making Utah the first state in over 25 years to establish a comprehensive, statewide regulatory program for modular and off-site construction, effective May 1, 2024.

Buyers/Builders are required to obtain local building permits, as well as those necessary for tying into local water and electric services. The permitting and scope of work required will be dependent upon the intended use.

In May 2023, we received a product listing from ICC-ES which indicates our Structurally Insulated Panels (SIP) used in our Casitas meet the international building codes, for use in residential construction. This report can be found at: https://icc-es.org/report-listing/ESR-4725/. BOXABL is the sole consumer of the Listed SIP, though it can be sold to others as a listed building product, used in residential construction.

For our Phase 2 Modular Building System, we are currently assessing the regulatory environment in states both with and without modular building programs, including evaluating the need for independent third-party inspection agencies on behalf of relevant AHJs. We are developing building plans for multiple state approvals with a flagship model built using this new generation of design, and are working towards the approval process for this in various states. One of these is California, which we intend to continue targeting due to its favorable legislation as a result of the housing shortage. With BOXABL certified in a number of states for the studio Casita configuration, we believe that it will be easier to obtain certification in other states for the studio Casita as well as for our Phase 2 Boxes and two Casita configurations.

For our Baby Boxes, we are currently assessing the regulatory environment and believe that we will be able to sell our Baby Boxes through authorized dealers in many states under the rules governing towable RV trailers, starting in our home state of Nevada, and expect to leverage our own Nevada dealer, once licensed. Our Sanctuary product is in development currently and we are assessing the regulatory environment applicable to this product.

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

In Q3 2025, the California Department of Housing and Community Development (“HCD”) reduced the inspection burden on BOXABL Casitas shipped to their state. This arrangement streamlines the delivery process for BOXABL to California properties. Under California Title 25 §3032, new models produced at a manufacturing facility are initially subject to 100% inspection. Specifically, the first ten (10) units of a new model must be fully inspected and approved before any reduction in inspection frequency can be considered. After working closely with HCD, now only 25 percent of each BOXABL Casita Studio will require state inspection. This translates into units reaching the state quicker and getting into the hands of customers with increased efficiency.

Core Technology

The core technology covering the structural components of the Boxes and the folding system enabling transportation advantages used by the Company was developed by the Company’s Co-Chief Executive Officers, Paolo and Galiano Tiramani, and the Company’s Chief Product Officer, but the IP is fully owned by BOXABL, including IP acquired through BOXABL’s merger in June 2023 with 500 Group Inc. and the resulting acquisition of all patents and patent applications owned by Build IP, a subsidiary of 500 Group Inc., a company controlled by BOXABL’s founder and Co-CEO, Paolo Tiramani.

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

Factory Patents

Country	Title	Status	Application Number	Patent Number	Issue Date
US	Equipment and Methods for Erecting a Transportable Foldable Building Structure	Granted (4)	16/786315	11220816	11-Jan-2022
WO	Equipment and Methods for Erecting a Transportable Foldable Building Structure	Completed	PCT/US2020/017528
WO	ENCLOSURE COMPONENT FABRICATION FACILITY	Completed	PCT/US2021/063581
WO	UNI-TOOL FOR FOLDABLE TRANSPORTABLE STRUCTURE DEPLOYMENT	Published	PCT/US2023/022727
WO	PLANAR COMPONENT ASSEMBLY LINE	Pending	PCT/US2023/035777

Structural Patents

Country	Title	Status	Application Number	Patent Number	Issue Date
US	MODULAR PREFABRICATED HOUSE	Granted (4)	10/653,523	8,474,194	02-Jul-2013
US	Container	Granted	15/241,446	10,196,173	05-Feb-2019
US	Customizable Transportable Structures & Components Therefor	Granted (4)	16/143,598	10,688,906	23-Jun-2020
WO	Customizable Transportable Structures & Components Therefor	Completed	PCT/US2018/053006
US	Container	Granted	16/220,629	10,961,016	30-Mar-2021
US	Customizable Transportable Structures and Components Therefor	Granted (4)	16/804,473	10,829,029	10-Nov-2020
EP	CUSTOMIZABLE TRANSPORTABLE STRUCTURES & COMPONENTS THEREFOR	Published (4)	18864413.2
US	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Granted (4)	16/786202	11560707	24-Jan-2023
CA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	3129693	3129693	27-Jan-2026
CA	Enclosure Component Perimeter Structures	Published (4)	3129822
WO	Foldable Building Structures with Utility Channels and Laminate Enclosures	Completed	PCT/US2020/017524
WO	Enclosure Component Perimeter Structures	Completed	PCT/US2020/017527
US	Customizable Transportable Structures & Components Therefor	Granted (4)	15/931,768	10,926,689	23-Feb-2021
US	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	17/245187	11591789	28-Feb-2023

MX	Foldable Building Structures with Utility Channels and Laminate Enclosures	Granted	MX/a/2021/009720	423823	5-May-2025
JP	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	2021-547830	7492525	21-May-2024
JP	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Published (4)	2021-547829
US	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Granted	17/592990	11566414	31-Jan-2023
US	FOLDABLE ENCLOSURE MEMBERS JOINED BY HINGED I-BEAM	Granted	17/592984	11578482	14-Feb-2023
US	FOLDABLE ENCLOSURE MEMBERS JOINED BY HINGED PERIMETER SECTIONS	Granted	17/592986	11525256	13-Dec-2022
US	ENCLOSURE COMPONENT PERIMETER STRUCTURES	Granted	17/592988	11566413	31-Jan-2023
US	STACKABLE FOLDABLE TRANSPORTABLE BUILDINGS	Granted (4)	17/675646	11739547	29-Aug-2023
US	LIFTABLE FOLDABLE TRANSPORTABLE BUILDINGS	Granted (4)	17/675653	11718984	08-Aug-2023
WO	ENCLOSURE COMPONENT PANEL SECTIONS	Completed	PCT/US2021/061343
WO	FOLDING BEAM SYSTEMS	Completed	PCT/US2021/059440
WO	SHEET/PANEL DESIGN FOR ENCLOSURE COMPONENT MANUFACTURE	Completed	PCT/US2021/058912
WO	Enclosure Component Sealing Systems	Completed	PCT/US2021/056415
WO	IMPROVED FOLDING ROOF COMPONENT	Completed	PCT/US2022/011415
WO	FOLDABLE TRANSPORTABLE BUILDINGS	Completed	PCT/US2022/016999
US	PERIMETER STRUCTURES FOR JOINING ABUTTING ENCLOSURE COMPONENTS	Published (4)	17/971230
US	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	16/786,130	11,118,344	14-Sep-2021E
US	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	18/071902	11821196	21-Nov-2023
US	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	18/071905	12031317	9-July-2024
US	FOLDABLE TRANSPORTABLE BUILDINGS	Granted	18/231319	12312798	27-May-2025
SA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	521422646	14534	21-Dec-2023
CA	CUSTOMIZABLE TRANSPORTABLE STRUCTURES & COMPONENTS THEREFOR	Granted (4)	3078484	3078484	13-Jul-2021
SA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	522441249	16810	23-Jul-2024
SA	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	522441248	15587	31-Mar-2024
AU	Foldable Building Structures with Utility Channels and Laminate Enclosures	Granted	2020221056	2020221056	23-May-2024
JP	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	2024-075684	7729947	18-Aug-2025
JP	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	2024-075685	7775368	14-Nov-2025

JP	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Granted	2024-075687	7795581	5-May-2025
MX	FOLDABLE BUILDING STRUCTURES WITH UTILITY CHANNELS AND LAMINATE ENCLOSURES	Allowed	MX/a/2024/014575
US	FOLDABLE AND TRANSPORTABLE BUILDING STRUCTURE	Pending	63/790257
US	FOLDABLE AND TRANSPORTABLE BUILDING STRUCTURE	Pending	63/879775
US	TRANSPORTABLE BUILDING STRUCTURE WITH ROTATABLE PROTECTIVE PANELS	Pending	63/822612
US	TRANSPORTABLE BUILDING STRUCTURE WITH ROTATABLE PROTECTIVE PANELS	Pending	63/939494
US	SLIDING HINGE FOR FOLDABLE BUILDING STRUCTURE TECHICAL FIELD	Pending	63/956279

Transportation Patents

Country	Title	Status	Application Number	Patent Number	Issue Date

WO	CONTAINER WITH TAPERED EDGES	Completed	PCT/US2016/047717
US	Wheeled Assembly for Item Transport	Granted (4)	16/143,628	11,007,921	18-May-2021
WO	Wheeled Assembly for Item Transport	Completed	PCT/US2018/053015
WO	Invertible Reversible Multi-Application Gearbox	Completed	PCT/US2018/057216
WO	Dual-Angle Exhaust Manifold	Completed	PCT/US2018/057218
WO	Gearbox Mounting System	Completed	PCT/US2018/057222
WO	Customizable Engine Air Intake/Exhaust Systems	Completed	PCT/US2018/057228
WO	Turbocharger Exhaust Manifold with Turbine Bypass Outlet	Completed	PCT/US2018/057233
WO	Intake Air Systems and Components	Completed	PCT/US2019/038026
WO	Vehicle Suspension	Completed	PCT/US2019/052475
WO	Chassis Anchoring Systems	Completed	PCT/US2019/052479
WO	Wheel Alignment Mechanism	Completed	PCT/US2019/052485
WO	Impact Attenuation Structure	Completed	PCT/US2019/053946
WO	Inline Gearbox with Fast Change Gearing	Completed	PCT/US2019/059211
EP	WHEELED ASSEMBLY FOR ITEM TRANSPORT	Granted (4)	18863822.5	3691921	10-Jan-2024
CA	WHEELED ASSEMBLY FOR ITEM TRANSPORT	Granted (4)	3078486	3078486	02-Nov-2021

Explanatory Endnotes

1.	Expired U.S. provisional patent applications are not listed. Abandoned and inactive patents are not listed.

2.	The status of PCT applications having a priority date within 31 months of the date of this table are listed as “pending.” PCT applications having a priority date more than 31 months from the date of this table are listed with no status provided (e.g., “—”).

3.	Jurisdictions (patent offices) are abbreviated as follows: Australia – AU, Canada – CA, China – CN, European Union – EU, Japan – JP, Mexico – MX, South Africa – SA, United States – US, and Patent Cooperation Treaty – PCT.

4.	Patent noted with a (4) on their status are technically still active. However, the Company intends to abandon these patents. Upon the passing of the window for the payment of maintenance fees, these patents will lapse.

5.	As of December 31, 2025, the Company no longer has any active Furniture Patents.

Trademarks

The Company holds the BOXABL trademark, which is registered in the United States, the European Union, and in certain other countries around the world. BOXABL aggressively enforces its rights in the BOXABL trademark whenever third-party uses of similar names are encountered.

Customers

We expect to continue generating sales volume from potential customers once we have obtained required state certifications for additional states and are able to build at our desired production levels. As of December 31, 2025, we have delivered 293 Casitas in total.

In December 2020, BOXABL received two purchase orders from ADS, Inc., to deliver 156 Casitas to a supplier for the federal government, recognizing revenue of $9.2 million, which were all delivered by the end of 2022. In addition, during 2022, BOXABL delivered 51 Casitas to a customer in Arizona, recognizing revenue of $3.1 million in 2022. During 2022, BOXABL also delivered 10 Casitas to other customers in Utah, Virginia, California, Texas, and Cuba. These initial orders allowed BOXABL to continue the development of its manufacturing procedures, to validate our business concept, including a cost-effective shipping solution applicable to remote areas, and obtain user feedback which was used to further develop the Casita product.

During 2023, BOXABL focused on obtaining modular home permitting, processing its applications in Arizona, California, Nevada and New Mexico. During 2023, we received purchase orders for a total of two Casitas from two customers and delivered 2 Casita Boxes to two customers located in Hawaii and Utah. During 2024, we continued to explore the potential approval in other states following our demand. In 2024, we started the approval process in Texas. Also, in 2024 BOXABL focused on developing its Phase 2 Modular Building System, which was announced in January 2025. In 2025, we obtained approvals to sell the Casita in Nevada and California, and plan set approval for the Casita in South Carolina.

During 2024, we delivered a total of 51 Casitas to 8 Customers: 24 Casitas to a customer located in Oklahoma; 6 Casitas to a customer in Arizona; 13 Casitas to a customer located in Nevada; and 8 Casitas to other customers.

In 2025, we delivered a total of 23 Casitas to 15 Customers: 6 Casitas to a customer located in South Carolina (Hideaway Inn), 14 Casitas to 11 customers located in California; and 3 Casitas to other customers.

Competition

Our competition can be broken into the following categories:

●	Stick built: Traditional home building method, which accounts for the majority of the market. Raw materials are brought to site and built by hand into finished buildings. This market is made up of many small builders. We think this group represents our likely customer base, as we provide them with a better and faster solution that is competitive in cost.

●	Manufactured: Manufactured homes are standardized homes built in a factory and shipped to site. These homes are generally built to a lower baseline standard of construction and attempt to come in at the lowest cost possible. The defining factor with this product is that they are generally deemed personal property and not real property. Only a few large companies dominate this category. We don’t believe that our product will compete with manufactured homes in the short term, however we believe that if in the future we continue to decrease our product cost following the fundamentals of advanced manufacturing, as done in the past, the manufactured homes customers will benefit from a reduced cost solution that is superior compared with regular manufactured homes.

●	Modular: Modular homes are factory-built homes required to be built to the same or higher building code standards of stick-built homes. These homes are generally more customizable than a manufactured home and have various use cases (including Accessory Dwelling Units – ADUs). Different than most of our competitors, our solution combines the advantage of standard products that can be produced at mass level getting the benefits of cost reduction with the customization at the home-site with siding, roof, and more. Also our shipping solution is a competitive advantage compared with competition.

●	Panelized systems: Wall panels with different levels of finish are built in a factory and then assembled onsite, usually by those doing stick-built construction. We consider panels a partial solution that still require significant on-site work (for example plumbing, electricity, etc.). Accordingly, compared with our integrated solution, it is slower.

●	RVs: vehicles or towable trailers that include living quarters with different levels of finish are built in a factory and then delivered to customers as a finished product. Compared with our Baby Box, the typical RV product looks like a trailer, not like home.

Employees

As of December 31, 2025, the Company had 128 employees, comprised of 49 direct hourly employees, 56 indirect salaried employees, 19 indirect hourly employees, and 4 field indirect hourly employees. This compares to 167 employees as of December 31, 2024, comprised of the Company’s 72 direct hourly employees, 58 indirect salaried employees, 31 indirect hourly employees, and 6 field indirect hourly employees. As of March 27, 2026, our facilities have 131 employees. BOXABL provides employees a share incentive plan to be awarded at the discretion of the Board of Directors (the “Board”). For details, see “Item 11. Executive Compensation – Equity Incentive Plan.”

In 2025, the Company made key hires across several departments with the intention of upskilling the team. We added an experienced Human Resources Manager, the sales team was reorganized to better align with the go-to-market strategy, and the compliance team added a building code inspector and a permits & licensing manager. The Company strengthened its finance team with the hiring of an Accounting Manager, a Systems Administrator, Staff Accountants, and a Financial Analyst. We also added an Investor Relations Manager, a General Counsel, and a Chief Technology Officer.

Systems

The Company retained Cyber Risk Opportunities to provide technology and technology security services to guide the Company’s investment into modernizing the Company’s tech stack in a cyber-resilient manner, including market-leading systems that improve operational efficiency in areas including accounting, spend management, inventory control, sales, customer relations, investor relations, and human resources. The investment into these systems aims to generate enterprise-wide transparency and provide a foundation for the Company’s internal controls.

In addition, in Q1 2026, the Company integrated an AI chatbot into its customer-facing website. The Company expects this integration of AI to assist customers with product inquiries, guide them through available options, and streamline the process of placing orders for Boxes.

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

(iv)

During 2025, the Company retained Cyber Risk Opportunities for CISO and CTO services on a fractional basis to evaluate the Company’s tech stack, monitor Cyber threats, and proactively position the Company’s Cyber posture to mitigate threats.

(v)	During 2026, the Company upgraded its firewall, launched a new consumer-facing website, and retained a full time Chief Technology Officer to lead the Company’s technology strategy.

To date, no cybersecurity threats have materially affected our business strategy, operations, or financial condition.

Corporate Governance

Our board of directors has oversight of our strategic and business risk management and has delegated cybersecurity risk management oversight to the Audit Committee of our board of directors (Audit Committee). Our Audit Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, putting in place appropriate mitigation measures, maintaining cybersecurity policies and procedures, and providing regular reports to our board of directors, including the Audit Committee. In response to the departure of our IT Manager in 2024 and a number of other IT personnel in 2025, the Company’s engaged a third party service provider to provide IT security services as well as the process to hire a new head of IT. In addition, the Company engaged Cyber Risk Opportunities to perform network penetration testing in March 2025 and their findings were reported to the Company’s Audit Committee. Each of their findings have been remediated and were contained as of the date of this report. The company hired an experienced Chief Technology officer in February 2026.

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

Initial Manufacturing Facility (Factory 1)

On December 29, 2020, we entered into a lease for industrial space which we made into our initial manufacturing facility. We took possession on May 1, 2021 on a sixty-five-month lease and are currently in negotiations with the landlord to renew this lease. The address of the facility is 5345 E Centennial Pkwy, Building 1, North Las Vegas, NV 89115.

Material Lease Terms

Premises:	Building 1 located at 5345 East North Belt Road, North Las Vegas, NV 89115

Square Feet:	173,720 rentable square feet

Commencement Date:	May 1, 2021

Term:	65 months commencing on May 1, 2021 and ending August 31, 2026; the Company’s first five months of rent were abated by the landlord. The Company began making monthly rent payments on October 1, 2021.

Security Deposit:	$225,000

Additional Security Deposit related to Building Improvements	$258,450

Lease Months	Monthly Base Rent
01 – 12	$87,996
13 – 24	$90,636
25 – 36	$93,355
37 – 48	$96,156
49 – 60	$99,041
61 – 65	$102,012

Triple Net Lease:	All costs, expenses, and obligations relating to the facility during the term of the lease, including operating expenses, repairs, insurance, and taxes, are the responsibility of BOXABL.

Second Manufacturing Facility (Factory 3)

On June 13, 2022, we entered into a lease for additional industrial space which will support and enhance our operations at our initial manufacturing facility. We took possession on February 1, 2023, which is when the property had been made ready under the terms of the lease. The address of the facility is 5553 N. Belt Road, North Las Vegas, NV.

Material Lease Terms

Address:	5553 N. Belt Road, North Las Vegas, NV 89115

Square Feet:	132,960 rentable square feet

Commencement Date:	January 27, 2023

Term:	73 months commencing on after completion of the Landlord’s Work.

Security Deposit:	$366,970

Lease Months	Monthly Base Rent
01 – 12	$103,709
13 – 24	$107,857
25 – 36	$112,171
37 – 48	$116,658
49 – 60	$121,325
61 - 72	$126,178
73+	$131,225

Triple Net Lease:	All costs, expenses, and obligations relating to the facility during the term of the lease, including operating expenses, repairs, insurance, and taxes, are the responsibility of BOXABL.

Third Manufacturing Facility (Factory 2)

On May 2, 2023, we amended the lease agreement for the initial manufacturing facility to add space to be used as our third manufacturing facility for a term of forty-eight months. We took occupancy of the facility on June 1, 2023. The address of the warehouse is 5445 East North Belt Road, North Las Vegas, NV 89115.

Material Lease Terms

Premises:	Building 3 located at 5445 East North Belt Road, North Las Vegas, NV 89115

Square Feet:	114,613 rentable square feet

Commencement Date:	June 1, 2023

Term:	48 months commencing on June 1, 2023 and ending May 31, 2027. The Company began making monthly rent payments on June 1, 2023.

Security Deposit:	$258,450

Letter of Credit	$3,714,190

Lease Months	Monthly Base Rent
01 – 12	$115,759
13 – 24	$120,390
25 – 36	$125,205
37 – 48	$130,213

Triple Net Lease:	All costs, expenses, and obligations relating to the facility during the term of the lease, including operating expenses, repairs, insurance, and taxes, are the responsibility of BOXABL.

Item 3. Legal Proceedings.

Fron time-to-time, the Company is party to various legal proceedings and claims. When the Company deems a loss is both probable and can be reasonably estimated, we will accrue estimated costs. At this time, Management believes that the probability of a material loss from any known claim is remote. However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of these proceedings.

Employment Matters

The Company initiated legal action against former employees who violated their employment agreements post-termination. Specifically, on or about June 13, 2023, the Company filed two lawsuits against former employees alleging claims including breach of contract, violations of the Computer Fraud and Abuse Act, violations of the Defend Trade Secrets Act, Conversion, unjust enrichment, breach of a covenant of good faith and fair dealing, and demand for temporary and permanent injunctive relief. One of these litigation matters remain pending, and the other matter reached a mutual settlement and release. Management does not anticipate the remaining matter will have a material impact on the Company’s results of operations or financial condition. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250,000.

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

On June 13, 2023, the Company filed a lawsuit against an internet blogger, not affiliated with the Company, alleging the blogger posted defamatory information regarding the Company. On August 5, 2024, the court entered a default judgment against the internet blogger and in favor of the Company, awarding $50,000 in damages. A judgment lien was placed on property owned by the defendant and the Company filed a foreclosure action against the property. In December 2025, the Company obtained title to this land.

On or about October 5, 2023, Leader Capital High Quality Income Fund, a series of Leader Funds Trust, a Delaware Statutory Trust, commenced an action against the Company and other defendants in the District Court for Nevada, asserting claims for breach of duty to register a transfer of a security (NRS 104.8401), Conversion, and Intentional Interference with a Prospective Economic Advantage. Plaintiff claimed that it requested the removal of a restrictive legend to shares held by Plaintiff and that the Company refused and/or delayed approval of the removal and caused Plaintiff to suffer damages. The Company agreed to provide a defense to Transfer Online Inc., its former transfer agent. After the Company filed its motion for summary judgment, Leader dismissed all claims against the Company. In February 2026, the Court granted the Company’s motion for attorneys’ fees awarding the Company approximately $260,000 in fees and costs. Leader will have 30 days from the final order date to file an appeal.

On February 2, 2024, Pronghorn Homes, LLC, a party to the Arizona mining project, filed a lawsuit against the Company in the State of Arizona, which has a potential loss exposure of up to $250,000. The Company denies liability and intends to defend against this claim. Management does not anticipate the matter will have a material impact on the Company’s results of operations or its financial condition.

In September 2025, Freeport-McMoRan Bagdad, Inc., a party to the Arizona mining project, asserted a claim against the Company (not yet in suit) for payment under a certain settlement agreement between the parties relating to the sale of certain units to Pronghorn Homes, LLC, which were installed upon Freeport’s property. Freeport has demanded $1.17 million from the Company. The Company is in the process of negotiating a resolution with Freeport. No lawsuit has been field.

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

On July 3, 2024, Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit seeking to declare its rights in certain collateral against Brave Control Solutions, Inc., the Company, and the Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. This matter was dismissed without any damages being assessed against the Company.

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

In May 2025, the Company received a claim from a plaintiff that purchased fraudulent shares of the Company’s stock from a former employee of the Company, at a discounted price, incurred a loss of approximately $144,000. Plaintiff claims that he purchased the shares by writing a check to an entity that was controlled by the former employee and alleges negligence and violations of Nevada Revised Statute (NRS) 90.9570. The Company denied liability and the claim was recently settled. The settlement required the Company to provide the plaintiff with 218,182 shares of the Company’s Series A-1 Preferred Stock, which we have issued. Separate from the above claim filed against the Company, the Company has also entered into settlement agreements with various parties, including for those who may have been impacted by a stock scheme perpetrated by the former employee of the Company as well as to correct certain other administrative discrepancies. This resulted in the recognition of $4.2 million of legal settlement expenses recorded in general and administrative expenses, settled with 5,264,068 shares of the Company’s Series A-1 Preferred Stock, during the year ended December 31, 2025. In January 2026, the Company received a claim from a plaintiff that purchased fraudulent shares of the Company’s stock from a former employee of the Company, seeking payment of approximately $290,000. In February 2026, the Company received a claim from a plaintiff in the same situation, seeking payment of approximately $145,000, plus other damages. As of the date of this report, neither of the investors have commenced formal legal proceedings. The Company believes it has strong defenses to any such claims and intends to vehemently defend such claims if they are filed.

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

Holders

As of March 27, 2026, there were 3,000,000,000 shares of Common Stock, which were held by approximately 4,589 shareholders of record. In addition, there were 188,540,158 shares of our Non-Voting Series A Preferred Stock outstanding, which shares were held by 1,497 shareholders of record, there were 855,868,715 shares of our Non-Voting Series A-1 Preferred Stock outstanding, which shares were held by 4,084 shareholders of record, there were 174,280,114 shares of our Non-Voting Series A-2 Preferred Stock outstanding, which shares were held by 33,517 shareholders of record, and there were 109,087,812 shares of our Non-Voting Series A-3 Preferred Stock outstanding, which shares were held by 27,082 shareholders of record.

Dividends

The Company has never paid cash dividends on any of its capital stock and currently intends to reinvest its future earnings, if any, to fund the development and growth of our business. The Company does not intend to pay cash dividends to holders of its Common Stock for the foreseeable future.

Equity Compensation Plans

The information in the table below was prepared as of fiscal year end December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	190,325,818	$0.62	359,674,182
Equity compensation plans not approved by security holders	-	$-	-
Total	190,325,818	$0.62	359,674,182

Recent Sales of Unregistered Securities and Use of Proceeds

Since December 31, 2022, the Company has engaged in the following offerings of securities. The proceeds raised in each of these offerings were used to fund the development of the Company’s manufacturing facilities, working capital and compensation of executive officers and employees.

●	On March 31, 2022, the Company commenced a Regulation A offering in which it sold Non-Voting Series A Preferred Stock, Non-Voting Series A-1 Preferred Stock, Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. The Regulation A offering also included selling securityholders selling Common Stock. The offering terminated on January 12, 2023, by which time the Company had sold 5,913,600 shares of Non-Voting Series A Preferred Stock for a total of $83,000; 741,700 shares of Non-Voting Series A-1 Preferred Stock for a total of $59,000; and 81,064,147 shares of Non-Voting Series A-2 Preferred Stock for a total of $64.9 million. Commission File No. 024-11419.

●	From August 25, 2022 through February 20, 2023, the Company sold 5,913,887 shares of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert for a total of $4.7 million in reliance on Regulation Crowdfunding. Commission File No. 020-30797.

●	Beginning November 23, 2021, the Company commenced an exempt offering of Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert, pursuant to Rule 506(c) of Regulation D. The Company closed the offering August 31, 2023, having sold 45,010,800 shares for gross proceeds of $33.8 million.

●	On June 15, 2023, the Company engaged in a statutory merger with an affiliated corporation, 500 Group, in which the Company exchanged 37,500,000 shares of Non-Voting Series A-2 Preferred Stock in exchange for 500 Group’s 100 outstanding shares of Common Stock in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. For details, see Item 13. Certain Relationships and Related Transactions and Director Independence. See also Exhibit 10.7 to this Annual Report.

●	Between September 18, 2023 and October 9, 2023, the Company conducted an offering of its Series A-2 Preferred Stock in reliance on Regulation Crowdfunding. The Company sold 4,078,982 shares of Series A-2 Preferred Stock for gross proceeds of $3.3 million. Commission File No. 020-32926.

●	Beginning February 17, 2023, the Company commenced a Canadian offering, through FrontFundr and DealMaker, of its Non-Voting Series A-2 Preferred Stock and the underlying shares of Common Stock into which they convert. This offering was subject to applicable exemptions under Canadian securities laws and was strictly limited to investors from specific Canadian provinces, which was verified by FrontFundr. The Company stopped accepting subscriptions in this offering in June 2025. Overall, 756,946 shares of A-2 Preferred Stock were sold in the offering for gross proceeds of $605,000.

●	Beginning May 14, 2024, the Company commenced an exempt offering of Non-Voting Series A-3 Preferred Stock and the underlying shares of Common Stock into which they convert pursuant to Rule 506(c) of Regulation D. This offering was terminated on June 25, 2025. The Company sold 10,398,097 shares of Series A-3 Preferred Stock for gross proceeds of $7.8 million under the Regulation D offering.

●	The Company’s offering of Non-Voting Series A-3 Preferred Stock in reliance on Regulation A was qualified on June 24, 2024 and terminated on June 25, 2025. In total, the Company sold 84,781,827 shares of Series A-3 Preferred Stock for gross proceeds of $66.2 million.

●	Beginning in the second quarter of 2025, the Company issued a total of with 5,264,068 shares of Series A-1 Preferred Stock and 120,739 shares of Series A-3 Preferred Stock under Section 4(a)(2) of the Securities Act. These non-cash issuances related to settlements to compensate victims of our former employee’s stock scheme, discussed under Item 3. Legal Proceedings above, as well as certain other stock issuance discrepancies.

●	In connection with the issuance of shares of Series A-3 Preferred Stock in 2024 and 2023, the Company had issued warrants that are exercisable for shares of Series A-3 Preferred Stock at a price of $0.80 per share. Subsequent to December 31, 2025 and through March 27, 2026, 677,750 warrants were exercised resulting in the issuance of 677,750 shares of Series A-3 Preferred Stock for gross proceeds of $542,200.

NOTE: All classes of Preferred Stock convert into Common Stock upon the Company undertaking a firm underwriting registered offering (an “IPO”) or an offering of the Company’s Common Stock under Regulation A.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere herein and in our consolidated financial statements.

Please note that certain prior period amounts have been reclassified to conform to the current period presentation. See “Note 13 – Revision of Previously Issued Consolidated Financial Statements” and “Note 14 – Revision of Unaudited Interim Condensed Consolidated Financial Statements” for a description of these changes.

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

Overview

General

The Company is a manufacturer of building systems and is in the process of aligning our production levels to match the demand for our products. In addition to our first Nevada manufacturing facility (“Factory 1”), which we took possession of in May 2021, we expanded our production capacity by signing leases for additional Nevada facilities (“Factory 3”) in June 2022 and (“Factory 2”) in May 2023, respectively. While our growth has mainly been funded by our capital raising activities as described below in “Liquidity,” we anticipate our increased manufacturing capacity will allow us to build Boxes more efficiently, and, in doing so generate additional revenue and profit in the future. We continue to improve our workforce, including the expansion of our business development and sales teams to focus and better support the outreach to B2B, B2C, and B2G sales channels, respectively.

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

The Company has obtained state modular approvals under state-wide modular housing programs in New Mexico, California, Nevada, and partially in South Carolina. The approvals were obtained as follows:

●	During May 2024, we received approval to sell Casitas as Modular homes in California in certain climate zones.
●	During July 2024, we received approval to sell Casitas under the Statewide Modular Program in New Mexico.
●	During January 2025, we received approval to sell Casitas in Nevada under the Residential Building code.
●	During January 2025, we received approval to sell Casitas under the Statewide Modular Program in all climate zones in California.
●	During June 2025, we received approvals of plan sets for the Casita in South Carolina under the Statewide Modular Program, and our manufacturers license; factory certification is pending and the Company expects this within the next 6 months.
●	During October 2025, we received approvals of plan sets for the Casita in Texas under the Statewide Modular Program. Factory certification is pending.*
●	During December 2025, we received a critical license from the State of California as a “Commercial Modular Manufacturer”.

*Our manufacturing facility has completed all required inspections under the Texas Department of Licensing and Regulation (TDLR) Industrialized Housing and Building program. The International Code Council’s National Technical Approval (ICC-NTA) has submitted a recommendation for certification, and we are currently awaiting formal approval from TDLR. We anticipate that upon issuance, the certification will authorize the facility to produce modular housing in compliance with applicable Texas codes and regulations.

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

New sales within recently approved states and jurisdictions may continue to face delays due to the time needed for site preparation, arranging project funding for the purchaser, and other preparatory steps that are required to arrange delivery and installation of the units.

BOXABL also has been focused on selling its products in multiple jurisdictions that do not have a statewide modular housing program. In these areas, the ultimate approval is at the discretion of the local jurisdiction and is determined on a site-by-site basis. This pertains to the following areas:

●	Oklahoma
●	Utah*
●	Wyoming
●	Kansas
●	West Virginia
●	Hawaii
●	Vermont
●	Alaska
●	Oregon
●	Connecticut
●	Delaware
●	New York
●	Tribal Lands

*Note that in March 2024, SB 168 was signed into law, effective May 1, 2024, establishing a state-wide modular housing program in Utah.

The Company retained multiple third-party inspection agencies to assist in achieving certification in multiples states with modular housing legislation simultaneously.

Merger Agreement

On August 4, 2025, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, FG Merger II Corp., a Nevada corporation (“FGMC”), and FG Merger Sub II Inc., a Nevada corporation and wholly-owned subsidiary of FGMC (“Merger Sub”). The Merger Agreement provides for a two-step merger transaction in which, first, Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving as a wholly-owned subsidiary of FGMC, and, immediately thereafter, the Company (as the surviving company in the First Merger) will merge with and into FGMC (the “Second Merger” and together with the First merger, the “Mergers”), with FGMC continuing as the surviving public company (the “Surviving Pubco”). By virtue of the consummation of the Mergers, the Surviving Pubco will change its name to BOXABL Inc. and shall reincorporate from a Nevada Corporation to a Texas Corporation in accordance with the NRS and TBOC. The Boards of Directors of the Company, FGMC, and Merger Sub have unanimously approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the First Merger, each share of the Company’s common stock (other than certain excluded shares and any shares held by stockholders who properly exercise and do not lose their dissenter’s rights under applicable Nevada law) will be converted into the right to receive a number of shares of common stock of the Surviving Pubco, as determined by the exchange ratio set forth in the Merger Agreement. Each share of the Company’s preferred stock will be converted into the right to receive shares of Surviving Pubco’s preferred stock as determined by the preferred exchange ratio set forth in the Merger Agreement. Outstanding Company convertible securities will be assumed by the Surviving Pubco and become exercisable for shares of Surviving Pubco common stock, subject to adjustment as provided in the Merger Agreement. The aggregate merger consideration to be received by Company shareholders would be equal to a combination of preferred and common shares of FGMC that equals a total of $3,500,000,000, each at a deemed value of $10 per share.

Closing Conditions

The business combination is subject to customary closing conditions, including, among others, approval of the transaction by the stockholders of the Company and FGMC, effectiveness of a registration statement on Form S-4 to be filed by FGMC with the SEC in connection with the transaction, expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, accuracy of representations and warranties, approval for listing of the Surviving Pubco common shares on Nasdaq or NYSE, absence of any law or order prohibiting the consummation of the transaction, and other conditions as set forth in the Merger Agreement.

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

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. See Exhibits 2.1 and 2.2 to this Annual Report on Form 10-K and incorporated herein by reference.

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

The foregoing description of the Sponsor Support Agreement, Company Support Agreement, Company Lock-Up Agreements, and Sponsor Lock-Up Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Sponsor Support Agreement, Company Support Agreement, Company Lock-Up Agreements, and Sponsor Lock-Up Agreement, respectively, copies of which are attached as Exhibits 10.23, 10.24, 10.25, and 10.26 to this Report, respectively, and incorporated herein by reference.

Trend Information

To date through March 27, 2026, we have manufactured 795 Casitas and have completed deliveries of 312 Casitas in 10 states, including Arizona, Nevada, California, Oklahoma, Utah, New Mexico, and South Carolina. The Company has remaining customer deposits of $3.6 million from 7,818 potential customers ranging from $100 to $9,000. The Company currently requires a $1,000 fee (increased from $500 beginning in Q4 of 2025) for providing a feasibility study related to a Casita order to survey the related location where the product is intended to be installed.

Leveraging insights from the regulatory journey, the Company has evolved its go-to-market strategy for the Casita product line to capitalize more effectively on high-demand opportunities accelerating approvals and market development in states like California, bolstered by recent regulatory advancements, while scaling back in areas with comparatively slower demand trajectories. This refined allocation of resources aligns the Company with market needs.

The Company has also initiated a faith-based vertical marketing strategy, which is benefited by favorable legislation in California allowing for streamlined property site approvals. In 2025, the Company entered into contracts to provide a total of 105 Casitas to faith-based organizations in California and Oklahoma.

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

This includes the Baby Box, a 120 sq ft compact living space, on a towable trailer, designed to RV Standard NFPA 1192, and our Phase 2 Modular Building System, comprising Boxes (modules) of varying dimensions that stack and/or connect allowing a system where homebuilder customers are able to customize the Boxes to form different building types and floorplans.

For our BabyBox, we plan on beginning production of this product line manually with low capital investment to start.

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

In 2025, and following feedback from our customer base, we also introduced a 2-box configuration set up of our Casita including a 1 or 2 bedroom (for a total of 722 sq. ft.) set up for the California ADU market. This new floor plan can be produced with our existing production line, and the 2BR unit received California regulatory approval in November 2025.

Also, in 2025, the Company introduced a product, currently in research and development, known as Sanctuary. This is a modular housing system designed for rapid deployment of versatile shelters that can be used for emergency response and are configured in single (55 sq ft) and double (85 sq ft) occupancy layouts, which we believe will appeal to B2G customers and other organizations. The Sanctuary models are developed with a new proprietary panelized construction for superior thermal performance and rapid deployment. We anticipate that the new panel designs will initially be produced at our existing production facility.

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

Results of Operations

Revenues

Our gross revenues for the year ended December 31, 2025 and 2024 were $1.5 million and $3.4 million, respectively. Revenue during the year ended December 31, 2025 was generated by the sale of 23 Casitas delivered to 15 customers as well as revenue generated mainly from the sale of parts and the sale of services to our Dealers/Installers. This is in comparison to the sale of 51 Casitas delivered to 8 customers during the year ended December 31, 2024. The decline resulted from the overhaul of the Company’s sales department driven by a change in the Company’s go to market strategy and to re-focus its sales and marketing to encompass coordinating the broader installation process. This refocus led us to replace a significant number of our sales and marketing team and employ staff with skill sets aligned to this broader focus, resulting in a decline in sales activity while the reconstituted sales and marketing team adjusted to the transition. During the year ended December 31, 2025, revenues from Casita sales to the 4 largest customers was approximately 45% of the Company’s total revenues. Of those customers, one customer, Hideaway Inn, represented 25% of revenues for the year ended December 31, 2025.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, the related labor and indirect overhead costs associated with that production. Cost of goods sold were $17.3 million and $15.0 million for the years ended December 31, 2025 and 2024, respectively.

Cost of goods sold for the years ended December 31, 2025 and 2024, consist of the following:

	Year Ended December 31,
(In Thousands)	2025	2024
Direct material/shipping	422	811
Direct labor	509	977
Manufacturing overhead	1,019	1,957
Stock based compensation (recapture)	(1,752)	2,458
Inventory adjustments	17,116	8,763
Cost of goods sold	17,314	14,966

We produced 73 Casitas in the year ended December 31, 2025 and 140 Casitas in the year ended December 31, 2024. Our cost of goods sold increased significantly on a per units basis due to inventory adjustments related primarily to the write down of 68 units that management determined were obsolete following the inventory slow movement analysis, for which the Company determined that it was not cost effective to rework, resulting in an inventory write down of $8.4 million during 2025. In addition, during 2025, the Company recognized $8.7 million in inventory valuation adjustments within costs of goods sold related to adjusting the excess carrying value of its finished goods inventory to its net realizable value. See Note 5 to our audited consolidated financial statements for more information regarding inventory valuation adjustments. We continue to work to align production activity with delivery schedules.

Manufacturing overhead reflects the allocation of indirect labor, rent and lease expense, indirect supplies, scrap material, maintenance costs and depreciation of machinery and equipment. Manufacturing overhead, which was applied as an inventory valuation adjustment within cost of goods sold to adjust the excess carrying value of finished goods inventory to net realizable value, declined due to lower consumption of indirect materials and supplies consumed during production and lower indirect labor costs from a smaller workforce.

Reflected in the cost of goods sold in the 2025 period is the net recapture of $1.75 million of stock-based compensation expense resulting from terminations, compared to the recognition of $2.46 million of stock-based compensation expense within cost of goods sold in the 2024 period.

Operating Expenses

Operating expenses for the years ended December 31, 2025 and 2024, consisted of the following:

	December 31,
(In Thousands)	2025	2024
General and administrative	$14,675	$12,213
Sales and marketing	25,428	9,895
Research and development	3,297	6,592
Impairment loss	-	12,427

Total Operating expenses	$43,400	$41,127

General and administrative expenses consist of compensation and benefits for various positions including company administration, rents, shop supplies, and utilities. The increase in general and administrative expenses was primarily related to the addition of a non-cash charge of $4.0 million of legal settlement expense reflecting the value of Series A-1 Preferred Stock issued in various settlements, as well as higher third party legal costs related to the proposed Mergers and related preparatory work and higher compensation and benefits for additional staff in IT, Legal, and Accounting. Offsetting this increase was lower compensation expense due to reduced headcount overall as well as $887,000 of stock-based compensation recaptured in general and administrative expenses in the year ended December 31, 2025, compared to $1.9 million of stock-based compensation expense recognized in the year ended December 31, 2024.

We also incurred higher sales and marketing expenses in the year ended December 31, 2025 compared to the prior year. Starting in 2024 and increasing in 2025, the Company undertook significant new advertising campaigns to refine the marketing of the Company’s products, primarily focused on generating sales activity, as well as advertising to customers and potential investors, leading to a significant increase in sales and marketing expenses in the year ended December 31, 2025 compared to prior year. The main driver of this increase in sales and marketing expenses was the uptick in advertising for our Regulation A and Regulation D offerings. Advertising for these campaigns heavily increased leading up to the close of the offerings in June 2025. Consequently, upon the close of the offerings, advertising expenses decreased: in Q3 2025, the Company reduced its advertising expense by 87% from the prior quarter. Partially offsetting this increase was a recapture of $119,000 of stock-based compensation expense in the 2025 period compared to recognition of $1.3 million of stock-based compensation expense in the 2024 period.

Testing and developing BOXABL products involves significant costs to obtain permits and approvals. These costs included testing raw material used in production and researching industry standards and regulations. Research and development activity declined following our obtaining state approvals under modular housing programs in several states. Following BOXABL obtaining California statewide approval for the studio Casita in all climate zones in January 2025, along with approval for the 2-Bedroom Casita in California in the fourth quarter of 2025, we expect to focus future research and development efforts on expanding our product offering (1, 2, & 3-bed versions of the Casita), our Phase 2 Modular Building System, Sanctuary, and other new products like Baby Box. In catering to developers with our Phase 2 Modular Building System, we expect to offer both single-family and multi-family projects. We will also consider certain developer projects on a case-by-case basis, such as designing custom modules for commercial buildings.

During 2024, the Company recorded an impairment loss of deposits on equipment and fixed assets totaling $12.4 million related to assets and customized equipment that had been ordered for the anticipated ramp-up of the Company’s originally planned generation 2.0 Casita. Prompted by a key supplier of equipment failing to fulfill their obligation, the Company recognized an impairment loss for this customized equipment which was never delivered to the Company. The Company initiated legal proceedings against this vendor due to their failure to fulfill contractual obligations. The Company is seeking damages, specific performance, and other remedies as a result of the vendor’s non-performance. The matter is currently pending, and while the ultimate outcome remains uncertain, the Company does not anticipate any additional adverse impacts on its financial condition.

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

For the years ended December 31, 2025 and 2024, the Company recaptured $3.8 million and recognized $7.2 million in stock-based compensation, respectively, which are allocated within cost of goods sold and operating expenses line items, as discussed above. The decrease is attributable to employee forfeitures upon terminations in 2025, offset by the vesting of stock options under the Company’s Amended 2021 stock incentive plan. See “Note 12. Stockholders’ Equity – Stock-based Compensation” for further discussion.

Total Other Income

For the years ended December 31, 2025 and 2024, our total other income was $1.7 million as compared to $1.8 million, respectively, primarily due to interest income on interest-bearing deposits offset by mark-to-market losses of $(207,000) on digital assets (BTC).

Liquidity and Capital Resources

Going Concern

The Company’s consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to slower sales associated with delays in obtaining US statewide modular approvals and customer readiness, the Company reported a net loss of $57.5 million and an operating cash outflow of $47.2 million for the year ended December 31, 2025. At December 31, 2025, the Company had an accumulated deficit of $776.0 million. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

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

At December 31, 2025, our principal source of liquidity was our unrestricted cash and cash equivalents and short-term investments, which we achieved through our offerings of securities as discussed above. As of December 31, 2025, the Company held $29.0 million in unrestricted cash and cash equivalents, $893,000 in digital assets, and $0 in investments in short-term treasury notes, compared to $5.8 million in cash and cash equivalents, and $15.9 million held in short-term treasury notes as of December 31, 2024. If the transactions contemplated by the Merger Agreement are consummated, the Company will have access to amounts remaining in the trust account, following redemptions, of FGMC, which we anticipate to be approximately $20 to $40 million, as outlined in, and based on the assumptions and limitations set forth in, the Pro Forma Table in the Company’s S-4 Registration Statement included as Exhibit 99.1 hereto. Based on the Company’s most recent burn rate of $2.4 million per month (calculated from the operating cashflow in Q4 2025) and these factors, we anticipate that the current liquidity together with cash generated from sales of our products will be sufficient to meet our immediate cash needs for twelve months.

The burn rate for the fiscal year ended December 31, 2025 was $4.1 million. For the three months ended December 31, 2025, the Company’s burn rate was $2.4 million. This decrease in burn rate reflects the Company’s having expended significant cash on the advertising of its investment offerings in the first half of 2025, inflating the burn rate.

When addressing our long-term liquidity requirements, we consider the next five years, from 2026 through 2030. We expect that funding for the Company’s operations will be driven primarily from the sales of the Company’s products, as well as future debt or equity capital raises. As of March 27, 2026, the Company had signed contracts for (but not shipped yet) 374 units. We expect that these sales contracts will convert to revenue, providing cash flow to the Company.

Historical Cash Flows

	Years Ended December 31,
(In Thousands)	2025	2024

Net cash used in operating activities	$(47,175)	$(38,400)
Net cash provided by investing activities	$14,945	$11,190
Net cash provided by financing activities	$55,590	$14,508

Operating Activities

Cash used in operating activities included net loss adjusted for several non-cash items such as depreciation and amortization, stock-based compensation, inventory valuation, and other non-cash expenses, in addition to the change in working capital as inventory balances increased.

Investing Activities

Primary investing activities included purchase of property, equipment, leasehold improvement, payment of security deposit for our factory and other facility, and acquisition and sales or maturities of short-term investments. The increase in cash flows provided by investing activities in 2025 was due to significantly reduced purchases of U.S. Treasuries during the period, offset by lower sales and maturities of U.S. Treasuries in the 2025 period compared to the 2024 period.

Financing Activities

Primary sources of our financing activities included net proceeds from issuance and sales of A-2 and A-3 Preferred Stock. This also includes proceeds received in advance of security issuance, which is included within the Company’s subscription liability.

Inventory

Our physical assets decreased with inventory of $18.8 million as of December 31, 2025, related to 367 inventory units, which is primarily comprised of $9.6 million related to 175 Casitas in finished goods and $6.7 million related to 192 work-in-process units. This compares to $24.3 million in inventory as of December 31, 2024, primarily comprised of 397 Casitas classified as finished goods. During 2025, the Company decided to rework certain of its existing units to meet California modular specifications so that these units are able to be sold in California, as discussed in Note 5 of our consolidated financial statements. In the second quarter of 2025, approximately $7.1 million of inventory was reclassified from finished goods to work-in-process on the consolidated balance sheet.

The decline in the Company’s December 31, 2025 total inventory balance mainly relates to the write down of 68 units ($8.4 million) in 2025 that had been held in inventory for an extended time period and for which the Company determined that it was not cost effective to rework.

Property, Plant and Equipment

Property, Plant and Equipment decreased to $7.3 million as of December 31, 2025 compared to $8.9 million as of December 31, 2024 primarily resulting from depreciation of machinery and equipment at our manufacturing facility.

Sales of Securities

During the years ended December 31, 2025 and 2024, the Company conducted offerings under Regulation A, Regulation D, and in a Canadian offering. These offerings terminated in June 2025. The following table reflects the Company issuances of securities in these offerings in 2025 and 2024:

(In Thousands)	Year Ended December 31, 2025		Year Ended December 31, 2024
Offering	Shares Sold	Gross Proceeds	Shares Sold	Gross Proceeds
Regulation A (Series A-3)	67,426	$52,589	18,085	$14,000
Regulation D (Series A-3)	9,813	7,518	5,545	3,245
Canada (Series A-2)	46	35	325	260
Total	77,286	$60,142	23,955	$17,505

The Company also issued 5,264,068 shares of Series A-1 Preferred stock in connection with various settlements for which we received no cash proceeds but recognized $4.2 million in legal settlement expenses.

In addition, in connection with the issuance of shares of Series A-3 Preferred Stock in 2024 and 2023, the Company had issued warrants that are exercisable for shares of Series A-3 Preferred Stock at a price of $0.80 per share. Subsequent to December 31, 2025 and through March 27, 2026, 677,750 warrants were exercised, resulting in the issuance of 677,750 shares of Series A-3 Preferred Stock for gross proceeds of $542,200.

Material Commitments and Obligations

Expense Commitments

As of December 31, 2025, we reported current lease liabilities of $3.5 million compared to $3.5 million as of December 31, 2024. Our long-term lease liability decreased to $3.6 million as of December 31, 2025, from $7.2 million as of December 31, 2024, due to the passage of time.

Customer Deposits

Our main non-lease liability is the Company’s obligation to customers who have placed deposits on the purchase of our products. As of December 31, 2025, the Company held customer deposits in the amount of $3.6 million, which was relatively unchanged compared to $3.6 million as of December 31, 2024, with new deposits generally matching refunds and/or application of customer deposits to customer orders that were fulfilled during 2025.

Deferred Revenue

As of December 31, 2025, our balance sheet carried $1.5 million of deferred revenue related primarily to advanced deposits on unfulfilled purchase orders, with 3 customers, each representing 10% or more of these deferred revenues, constituting approximately 42% of total deferred revenue. This compares to $2.3 million of deferred revenue as of December 31, 2024. Deferred revenue generally occurs when the Company receives payments from the customer in advance of the Company shipping units to that customer. Pursuant to ASC 606, Revenue Recognition, the Company records deferred revenue for paid, unfulfilled performance obligations which are represented by the Casitas or installer training sessions that had not yet been delivered as of the date of the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of December 31, 2025 or December 31, 2024.

Critical Accounting Policies and Estimates

Inventory Valuation

Inventories consist of raw materials, in-bound freight and duties, work in progress, and finished goods. Inventories are stated at the lower of cost or net realizable value, with cost determined using an allocation methodology, which approximates actual cost. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, bulk sales, and the expected recoverable values for each disposition category. On a periodic basis, the Company performs a physical count of its inventory and records an inventory valuation allowance for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory are valued based on specific identification and management’s estimate of net realizable value, including consideration of whether the items are usable in current or future production. Any difference between cost and estimated realizable value is recognized as an expense.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

BOXABL Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BOXABL Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has experienced limited sales and delays in production which have resulted in significant losses, cash used in operating activities and the need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2024 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Fort Lauderdale, FL

March 27, 2026

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

/s/ Marcum LLP

Fort Lauderdale, FL

April 14, 2025, except for Notes 13 and 14, as to which the date is March 27, 2026

We have served as the Company’s auditor from 2024 to 2025.

BOXABL INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

	As of
(In Thousands)	December 31, 2025	December 31, 2024
	(Audited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$29,022	$5,752
Short-term investments	-	15,943
Cash, cash equivalents and short-term investments	$29,022	$21,695
Accounts receivable	41	92
Loan receivable – current	20	270
Escrow receivable	135	2,676
Inventories, net	18,848	24,261
Other current assets	798	335
Total current assets	48,864	49,329

Non-current assets:
Restricted cash	3,968	3,878
Property and equipment, net	7,335	8,929
Digital assets	893	-
Intangible assets, net	498	542
Right of use assets, net	6,646	10,026
Deposits on equipment	93	93
Loan receivable - non-current	20	850
Security deposits	854	1,400
Other long term assets	88	-
Total non-current assets	20,395	25,718
Total assets	$69,259	$75,047

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	984	1,776
Customer deposits	3,551	3,550
Deferred revenue	1,548	2,286
Lease liability- current	3,520	3,493
Subscription liability	-	651
Accrued expenses and other current liabilities	1,991	688
Total current liabilities	11,594	12,444

Long-term liabilities:
Lease liability - non-current	3,648	7,168
Total liabilities	$15,242	$19,612

Commitments and contingencies – See Note 15	-	-

Stockholders’ equity:
Series A Preferred Stock $0.00001 par, 0.25 billion shares authorized, 188,540 and 194,423 thousand shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	2,566	2,671
Series A-1 Preferred Stock $0.00001 par, 1.10 billion shares authorized, 855,869 thousand and 850,605 thousand shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	634,479	630,265
Series A-2 Preferred Stock $0.00001 par, 2.05 billion shares authorized, 174,324 thousand and 174,278 thousand shares issued and outstanding as of December 31, 2025 December 31, 2024, respectively	101,003	100,969
Series A-3 Preferred Stock $0.00001 par, 8.75 billion shares authorized 109,209 thousand and 31,973 thousand shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	76,649	20,443
Unclassified Preferred Stock $0.00001 par, 2.25 billion shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-

Common Stock $0.00001 par, 17.8 billion shares authorized, 3.00 billion shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	30	30
Additional paid-in capital	15,274	19,322
Accumulated other comprehensive (loss) income	-	170
Accumulated deficit	(775,984)	(718,435)
Total stockholders’ equity	54,017	55,435
Total liabilities and stockholders’ equity	$69,259	$75,047

See accompanying notes to consolidated financial statements

BOXABL INC.

CONSOLIDATED Statements of COMPREHENSIVE LOSS

For the years ended december 31, 2025 and 2024

	For The Years Ended
(In Thousands, except per share amounts)	December 31, 2025	December 31, 2024
Revenues	$1,514	$3,376
Cost of goods sold	17,314	14,966
Gross loss	15,800	11,590

Operating expenses:
General and administrative	14,675	12,213
Sales and marketing	25,428	9,895
Research and development	3,297	6,592
Impairment loss	-	12,427
Total operating expenses	43,400	41,127

Loss from operations	$59,200	$52,717

Other income:
Interest income	(1,397)	(1,583)
Other income	(254)	(184)
Total other income:	(1,651)	(1,767)
Net loss attributed to common stockholders	$57,549	$50,950

Weighted average common shares outstanding -basic and diluted	3,000,000	3,000,000
Net loss per common share - basic and diluted	$(0.02)	$(0.02)
Net Loss	$57,549	$50,950
Unrealized loss (gain) on investments	$170	$(170)
Comprehensive Loss	$57,719	$50,780

See accompanying notes to consolidated financial statements

BOXABL INC.

CONSOLIDATED statements of stockholders’ equity

For the Years Ended December 31, 2025 and 2024

	Series A-3 Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive Income	Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Equity
Balance as of January 1, 2024	8,343	$4,020	173,956	$100,773	850,605	$630,265	194,423	$2,671	3,000,000	$30	$12,074	$(667,485)	$-	$82,348
Issuance of preferred stock	23,630	17,245	325	260	-	-	-	-	-	-	-	-	-	17,505
Shares Retired	-	-	(3)	(3)	-	-	-	-	-	-	-	-	-	(3)
Offering costs	-	(822)	-	(61)	-	-	-	-	-	-	-	-	-	(883)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	7,248	-	-	7,248
Net loss	-	-	-	-	-	-	-	-	-	-	-	(50,950)	-	(50,950)
Net gain on investments													170	170
Balance as of December 31, 2024	31,973	$20,443	174,278	$100,969	850,605	$630,265	194,423	$2,671	3,000,000	$30	$19,322	$(718,435)	$170	$55,435

Balance as of January 1, 2025	31,973	$20,443	174,278	$100,969	850,605	$630,265	194,423	$2,671	3,000,000	$30	$19,322	$(718,435)	170	$55,435
Issuance of preferred stock	77,240	60,107	46	35	5,264	4,214								64,356
Shares Retired	(4)	(3)					(5,883)	(105)			(284)			(392)
Offering costs		(3,898)		(1)										(3,899)
Stock based compensation											(3,764)			(3,764)
Net loss												(57,549)		(57,549)
Net loss on investments													(170)	(170)
Balance as of December 31, 2025	109,209	$76,649	174,324	$101,003	855,869	$634,479	188,540	$2,566	3,000,000	$30	$15,274	$(775,984)	-	$54,017

See accompanying notes to the consolidated financial statements

BOXABL INC.

CONSOLIDATED statements of cash flows

For the Years Ended December 31, 2025 and 2024

	For The Year Ended
(In Thousands)	December 31, 2025		December 31, 2024
Cash flows From operating activities:
Net loss		$(57,549)	$(50,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		585	1,052
Share settlements		3,825
Stock-based compensation expense			7,248
Stock-based compensation (net recapture)		(3,764)
Mark to Market on Digital Assets		206	-
Impairment loss		-	12,427
Inventory valuation adjustments		17,116	-
Provision for credit losses (CECL)		1,406	-

Changes in operating assets and liabilities:
Accounts receivable		(140)	(65)
Loan receivable		(137)	(270)
Escrow receivable		2,542	(133)
Inventories		(10,463)	(5,346)
Other current assets		(463)	412
Accounts payable		(792)	(794)
Deferred revenue		(738)	(398)
Customer deposits		1	(437)
Accrued expenses and other current liabilities		1,303	(1,176)
Right of use assets and liabilities		(113)	30

Net cash used in operating activities		(47,175)	(38,400)

Cash flows provided by (used by) investing activities:
Purchase of property and equipment		(178)	(1,242)
Deposits on equipment		-	(868)
Security deposits		458	(259)
Purchase of intangible assets		(9)	(280)
Proceeds from Loan receivable - non-current		-	(850)
Gross proceeds from sale and maturities of investments		15,773	30,067
Gross purchase of investments/digital assets		(1,099)	(15,378)

Net cash provided by investing activities		14,945	11,190

Cash flows provided by financing activities:
Proceeds from sale of preferred stock, net of offering costs and escrows		56,241	14,308
Settlement of subscription liability		(651)	200

Net cash provided by financing activities		55,590	14,508

Change in cash, cash equivalents, and restricted cash		23,360	(12,702)
Cash, cash equivalents, and restricted cash beginning of year		9,630	22,332
Cash, cash equivalents, and restricted cash end of the period		$32,990	$9,630

Non cash investing and financing activities:
Unrealized Gains in OCI		$(170)	$-
Preferred shares issuance held in escrow	$		$2,311
Purchase of asset from prepayments		$0	$2,358
Purchase of assets in accounts payable		$0	$221

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts recorded on the Company’s consolidated balance sheets

	December 31,
(In Thousands)	2025	2024
Cash and cash equivalents	$29,022	$5,752
Restricted cash	3,968	3,878
Cash, cash equivalents, and restricted cash end of the period	$32,990	$9,630

See accompanying notes to the consolidated financial statements

BOXABL INC.

notes to The CONSOLIDATED financial statements

December 31, 2025 and 2024

(all figures in thousands, except per share amounts and unit quantities unless otherwise indicated)

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

Currently, the Company is approved to sell its product as a modular home into the following states:

●	New Mexico
●	Nevada
●	California
●	South Carolina*

*Plan sets approved, awaiting factory certification

BOXABL also has the ability to sell its product in the following jurisdictions that do not currently have a state-regulated modular program:

●	Oklahoma
●	Utah
●	Wyoming
●	Kansas
●	West Virginia
●	Hawaii
●	Vermont
●	Alaska
●	Oregon
●	Connecticut
●	Delaware
●	New York
●	Tribal Lands

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

At the effective time of the First Merger, each share of the Company’s common stock (other than certain excluded shares and any shares held by stockholders who properly exercise and do not lose their dissenter’s rights under applicable Nevada law) will be converted into the right to receive a number of shares of common stock of the Surviving Pubco, as determined by the exchange ratio set forth in the Merger Agreement. Each share of the Company’s preferred stock will be converted into the right to receive shares of Surviving Pubco’s preferred stock as determined by the preferred exchange ratio set forth in the Merger Agreement. Outstanding Company warrants and other convertible securities will be assumed by the Surviving Pubco and become exercisable for shares of Surviving Pubco common stock, subject to adjustment as provided in the Merger Agreement. The transaction is intended to qualify as a “reorganization” within the meaning of Sections 1.368-2(g) and 1.368-3(a)of the Internal Revenue Code for U.S. federal income tax purposes. The aggregate merger consideration to be received by Company shareholders would be equal to a combination of preferred and common shares of FGMC that equals a total of $3,500,000,000, each at a deemed value of $10 per share.

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

Risks and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions in the US and worldwide along with local, state, and federal governmental policy decisions. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse conditions may include recession, downturn or governmental policy decisions. These adverse conditions could affect the Company’s financial condition, results of its operations and cash flows. Other factors to consider include revocation precedents for state-wide modular housing approval, such as the revocation of the Company’s state approval that occurred in Arizona, regulatory delays, and risks associated with BOXABL and/or its affiliated entities installing units sold to customers.

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

Restricted Cash and Deposits

On June 1, 2023, the Company was required to make a security deposit related to the expansion of premises of $3,714 thousand pursuant to the terms of the lease agreement with the landlord. The Company re-allocated funds from its cash and cash equivalent balance and restricted these funds to act as the security deposits. The interest earned on this restricted cash account is also restricted for use by the landlord until the security deposit is settled. The interest rate on the security deposit was 1.97 % as of December 31, 2025. On January 31, 2024, the Company also paid an additional security deposit of $259 thousand for additional tenant improvements to its existing leased facility. On June 12, 2025, the Company received $245 thousand, as a partial refund of its security deposit. As of December 31, 2025, and December 31, 2024, the Company held $3,968 thousand and $3,878 thousand, respectively, as restricted cash.

Accounts Receivable

Accounts receivable consists of transactions with customers, associated with the sales of Casitas. The portion of the accounts receivable estimated to be uncollectible is recorded as a credit loss provision, a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”). As of the year ended December 31, 2025, management determined that it is not probable that the Company will collect substantially all of the consideration to which it will be entitled in exchange for the goods and services transferred to customers. As such, the Company has recognized an allowance for credit losses of $191 thousand and $0 associated with the accounts receivable balance as of December 31, 2025 and December 31, 2024, respectively.

Investments in Marketable Debt Securities

During 2024, the Company re-classified its short-term investments in U.S. treasury bills and notes as available-for-sale debt securities during the quarter ended December 31, 2024 and continued its classification as available-for-sale debt securities as of December 31, 2025. Available-for-sale debt securities are financial instruments that are reported at fair value, with unrealized gains/losses recorded in Other Comprehensive Loss.

Prior to October 1, 2024, all investments in U.S. treasury bills and notes were classified as Held-to-maturity debt securities, which are financial instruments for which the Company has the intent and ability to hold to maturity and are reported at amortized cost. The Company reserves for expected credit losses on held-to-maturity debt securities through the allowance for expected credit losses. The Company utilizes a probability-of-default (“PD”) and loss-given-default (“LGD”) methodology to calculate the allowance for expected credit losses. The allowance for expected credit losses estimate reflects a lifetime loss estimate and is based on historical loss information for assets with similar risk characteristics, adjusted for management’s expectations. Adjustments for management’s expectations may be based on factors such as investee earnings performance, potential refinancing events, changes in the regulatory, economic or technological environment of an investee or doubt about an investee’s ability to continue as a going concern. An increase or a decrease in the allowance for expected credit losses is recorded through other gain (loss) as a credit loss expense or a reversal thereof. The allowance for expected credit losses is presented as a deduction from the amortized cost. A debt security is written off when deemed uncollectible. The Company’s investments in U.S. treasury bills and notes represent debt securities issued by the U.S government and as such, have a low level of inherent risk; generally, any changes in their value are attributable to changes in interest rates and market liquidity.

Short-Term Investments in U.S. Treasury Notes, Available-for-Sale

Short-term investments in U.S. Treasury bills and notes are classified as available-for-sale when the Company does not have both the intent and ability to hold them to maturity. Available-for-sale debt securities are reported at fair value, with unrealized gains and losses recorded in Other Comprehensive Loss.

Inventories, net

Inventories consist of raw materials, in-bound freight and duties, work in progress, and finished goods. Finished goods inventories are stated at the lower of cost or net realizable value, with cost determined using an allocation methodology, which approximates actual cost. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, bulk sales, and the expected recoverable values for each disposition category. On a periodic basis, the Company performs a physical count of its inventory and records an inventory valuation allowance for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory are valued based on specific identification and management’s estimate of net realizable value, including consideration of whether the items are usable in current or future production. Any difference between cost and estimated realizable value is recognized as an expense.

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

Digital Assets

The Company adopted a Bitcoin treasury reserve strategy in May 2025, allowing for a percentage of its assets to acquire Bitcoin (“BTC”). The Company accounts for its digital assets, which are comprised solely of BTC, as indefinite-lived intangible assets in accordance with Accounting Standards Update No 2023-08 (ASU 2023-08), Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires in-scope crypto assets (including the Company’s BTC holdings) to be measured at fair value in the balance sheets, with gains and losses from changes in the fair value of such crypto assets recognized in net income each reporting period. The Company determines the fair value of its BTC in accordance with ASC 820, Fair Value Measurement, using the specific identification method, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for BTC (Level 1 input). Changes in fair value are recognized as gains on digital assets in the Company’s consolidated Statements of Comprehensive Loss, within Other Income.

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

The Company’s BTC purchased for investment purposes is initially recorded at cost, inclusive of transaction costs and fees. As of December 31, 2025, the Company held 10.2 BTC with a cost basis of $1.1 million and a fair value of $893 thousand. The Company did not hold any BTC as of December 31, 2024.

The following table summarizes the Company’s digital asset purchases, gains (losses) on digital assets, for the fiscal years ended:

	Years Ended
(In Thousands, except number of Bitcoins)	December 31, 2025	December 31, 2024
Bitcoins Purchased	10	-
Digital asset purchases	$1,100	$-
Gain (loss) on digital assets	(207)	-
Digital asset carrying value	$893	$-

The Company did not sell any of its Bitcoins during the year ended December 31, 2025. The Company held no Bitcoin in 2024.

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

The Company has also incurred costs to develop software that are being developed for sale and/or external-use. These software development costs are recognized in research and development expenses on the Company’s Statement of Comprehensive Loss, as these costs do not qualify for capitalization until management has authorized and committed to funding the software project and the software has reached the probable-to-complete recognition threshold.

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

For the Company’s turnkey development projects, revenue will be recognized at the end of the project, upon receipt of the Certificate of Occupancy.

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

Concentration of Credit Risk

Cash and Cash Equivalents:

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Due to the short maturity of these cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents are maintained at high quality financial institutions. As of December 31, 2025 and December 31, 2024, the Company’s deposits exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances. Based upon assessment of the financial condition of these institutions, management considers that the risk of loss of any uninsured balances does not have a significant impact on the Company’s operations.

Customers:

During the year ended December 31, 2025, revenue from one customer was approximately 25%, compared to 73% from three customers during the year ended December 31, 2024. As of December 31, 2025 and December 31, 2024, loan receivables from two customers represented 89% and 100% of the Company’s loan receivable.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of 100% expensing of qualified asset expenditures, immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain other provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for 2025, beginning January 19, 2025. We are evaluating the impact of these tax law changes on our financial statements.

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

The following table summarizes potentially dilutive securities, and the resulting common share equivalents outstanding as of December 31, 2025 and December 31, 2024, respectively:

	Balance as of
	December 31,	December 31,
(In Thousands)	2025	2024
Stock options	43,817	50,196
Restricted stock units	127,936	173,572
Warrants	18,573	18,573
Preferred stock	1,327,942	1,251,279
Potentially dilutive shares	1,518,268	1,493,620

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

Warranty Provision

The Company generally offers its customers a manufacturers’ warranty on Casita products sold for a period of one year. Management records an expense to cost of goods sold for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties. As of December 31, 2025 and December 31, 2024, respectively, the Company’s reserve for warranty totaled $11 thousand and $594 thousand, respectively, and is reflected in “accrued expenses and other current liabilities” in the consolidated balance sheets.

Recent Accounting Pronouncements

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Adopted Pronouncements

In November 2023 the FASB issued improvements to reportable segment disclosures ASU 2023-07, Segment Reporting. The standard requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”). It also requires disclosure of other segment items by reportable segment and a description of its composition, whereas the other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss. It also requires interim period disclosures about a reportable segment’s P&L and Assets and requires disclosure of the title and position of the Chief Operating Decision Maker (CODM) as well as how the CODM uses the segment P&L in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU was applied on a retroactive basis, to all prior periods presented in the consolidated financial statements, but did not have a material impact on the Company’s segment disclosures. The adoption of 2023-07 did not change the way that the Company identifies its reportable segment. However, it has resulted in incremental disclosures within the notes of the Company’s consolidated financial statements (See Note 15).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 for public entities and may be adopted on a prospective or retrospective basis. The Company has adopted ASU 2023-09 on a retrospective basis commencing with the fiscal year ending December 31, 2025, and has applied the amendments retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 applies to crypto assets that (i) meet the definition of an intangible asset under U.S. GAAP, (ii) do not provide the holder with enforceable rights to or claims on underlying goods, services, or other assets, (iii) reside or are created on a distributed ledger, (iv) are secured through cryptography, (v) are fungible, and (vi) are not created or issued by the reporting entity or its related parties. The new guidance requires in-scope crypto assets to be subsequently measured at fair value under ASC 820, with changes in fair value recognized in net income each reporting period, rather than at cost less impairment as under previous guidance. It also introduces expanded disclosure requirements, including (among other items) information about significant crypto asset holdings, changes in those holdings during the period, and the line items in which related gains and losses are presented. ASU 2023-08 is effective for the Company for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years, with early adoption permitted for financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2023-08 on January 1, 2025, using the modified retrospective transition method. Upon adoption, the Company’s crypto assets, namely BTC, that met the scope criteria of ASC 350-60 are presented within Digital assets on the Consolidated Balance Sheets, with subsequent fair value changes are recognized in Other income in the Consolidated Statements of Comprehensive Loss. The adoption of ASU 2023-08 did not result in any cumulative-effect increase (decrease) to retained earnings as of January 1, 2025, but is expected to increase the volatility of reported net income in future periods due to measuring eligible crypto assets (such as BTC) at fair value. In addition, the Company has included disclosures including the additional qualitative and quantitative information required by ASC 350-60 for significant crypto asset holdings, including disaggregation by significant crypto asset, changes in carrying amounts during the period, and the location of related gains and losses in the Company’s financial statements.

In May 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-04, Compensation – Stock Compensation and Revenue from Contracts with Customers – Clarifications to Share-Based Consideration Payable to a Customer, which requires the Company to account for share-based consideration payable to a Customer as a reduction of the transaction price and a reduction of revenue, unless the payment to the customer is in exchange for a distinct good or service. The amendments are intended to reduce diversity in practice by (i) revising the definition of a performance condition for share-based consideration payable to a customer (for example, to explicitly include conditions based on the volume or monetary value of the customer’s purchases, including certain third-party purchases), and (ii) eliminating a forfeiture policy election for service conditions associated with such awards. Under the updated guidance, share-based consideration payable to a customer continues to be measured and classified under Topic 718 at grant-date fair value, with the resulting amount generally recognized as a reduction of the transaction price (and therefore revenue) under Topic 606, unless the award is in exchange for a distinct good or service from the customer, in which case the consideration is recognized as an expense. When vesting depends on a performance condition (as clarified by ASU 2025-04), the entity recognizes the reduction of revenue only when it is probable that the performance condition will be met; for service conditions, the guidance eliminates the prior policy election on forfeitures for these awards and requires application of the Topic 718 model. ASU 2025-04 is effective for annual and interim reporting periods beginning after December 15, 2026, and may be applied on a modified retrospective (with a cumulative-effect adjustment to opening retained earnings in the year of adoption) or on a retrospective basis to all prior periods presented. The Company adopted ASU 2025-04 on a modified retrospective basis, effective January 1, 2026. The adoption did not have a material impact to the Company’s consolidated financial statements.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivables and Contract Assets, which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivables and contract assets. Under ASU 2025-05, the Company may elect a practical expedient under which, in developing reasonable and supportable forecasts, the Company may assume that current economic conditions at the balance sheet date will not change over the remaining life of current accounts receivable and current contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2025-05 on a prospective basis effective January 1, 2025 and elected to apply the practical expedient for its current trade receivables and contract assets arising from revenue transactions under ASC Topic 606. The adoption of ASU 2025-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 updates accounting for internal-use software to reflect current development practices (including the Agile iterative development method) by replacing the previous “project stage” linear model with a more principles-based framework for determining when internal-use software costs shall be capitalized or expensed. Under ASU-2025-06, the Company shall assess capitalization based on whether: (a) the software project has met specified capitalization criteria, including that it is probable the project will be completed and used to perform its intended function and that there is no significant development uncertainty; and (b) the related costs are directly attributable to developing or obtaining internal-use software. Internal and external costs incurred before that criteria are met shall be expensed as incurred. In addition, training and data-conversion costs shall be expensed as incurred. ASU 2025-06 also eliminates separate guidance for website development and incorporates those activities into Subtopic 350-40, aligning website development with the internal-use software model. The amendments further clarify that all capitalized internal-use software costs and related amortization are subject to the disclosure requirements of Topic 360, Property, Plant, and Equipment, regardless of how those costs are presented in the financial statements. Accordingly, the intangible asset disclosures in Subtopic 350-30 are not required for internal-use software. ASU 2025-06 is effective for the Company for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments shall be applied on a prospective basis to costs incurred on or after the date of adoption, with an option to apply to projects in process. The Company adopted ASU 2025-06 on a prospective basis effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Pronouncements

In January 2025 the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2025-01 does not change the underlying disclosure requirements introduced by ASU 2024-03; rather, it clarifies and confirms the effective date and applicability of those requirements for public business entities. Specifically, Subtopic 220-40 requires the Company to disclose in the notes to the financial statements a tabular disaggregation of certain income statement expense captions within income from continuing operations into specified natural expense categories (including, at a minimum, purchases of inventory, employee compensation, depreciation, and intangible asset amortization), as well as a separate total for selling expenses and related qualitative information. ASU 2025-01 clarifies that the disaggregation requirements in Subtopic 220-40 are effective for the Company for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Accordingly, for periods beginning on or after that date, the Company provides in the notes to its consolidated financial statements tabular disclosures that disaggregate relevant expense captions (such as cost of revenues, research and development, sales and marketing, and general and administrative expenses) into the required natural expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, and presents a separate total of selling expenses together with a description of how the Company defines selling expenses. The Company is currently evaluating the potential impact of this update on its consolidated financial statements. The adoption of ASU 2025-01 (together with ASU 2024-03) is not expected to have a material impact on the Company’s results of operations, financial position, or cash flows, as the amendments affect disclosures only, such as expanded expense-disaggregation disclosures designed to provide users of the financial statements with more transparency into the nature of the Company’s expenses and cost structure.

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

NOTE 3 – GOING CONCERN

These consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern is probable. Primarily due to limited sales associated with delays in obtaining US statewide modular approvals, the Company reported a net loss of $57,549 thousand, and operating cash outflow of $47,175 thousand for the year ended December 31, 2025. At December 31, 2025, the Company had an accumulated deficit of $775,984 thousand. Absent any other action, the Company will require additional liquidity to continue its operations over the next 12 months.

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

NOTE 4 – INVESTMENTS

As of December 31, 2025 and December 31, 2024, investments in securities consists of U.S. Treasury Notes carried at fair value and amortized cost, respectively, consisted of the following:

	Balance as of
	December 31,	December 31,
(In Thousands)	2025	2024
Investments in short-term U.S. Treasury Notes	$-	$15,943
Total investments in U.S. Treasury Notes	$-	$15,943

The cost basis of investments held is determined by the Company using the specific identification method.

Interest Income on the consolidated Statements of Comprehensive Loss includes the accrued interest and realized interest earned on Treasuries. Unrealized gains and losses on treasuries, classified as available-for-sale, are reported within “unrealized net gains/losses” on the consolidated Statements of Comprehensive Loss.

There was no amortized cost, gross unrealized gains and losses, fair value, or allowance for credit losses of those investments classified as available-for-sale at December 31, 2025.

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

During 2024 the Company re-classified its short-term investments in U.S. treasury bills and notes as available-for-sale. Available-for-sale debt securities are financial instruments that are reported at fair value, with unrealized gains/losses recorded in Other Comprehensive Loss. Unrealized losses on available-for-sale securities was $170 thousand for the year ended December 31, 2025, compared to a gain of $170 thousand for the year ended December 31, 2024. No allowance for credit losses was recorded for these securities for the years ended December 31, 2025 and 2024 as all unrealized losses were considered immaterial.

NOTE 5 – INVENTORIES, NET

Inventories are classified into raw materials, inventory in transit, work-in-process (WIP), consignment, and finished goods. Raw materials, consignment and WIP inventories are costed utilizing the weighted average method. Finished goods are costed at the lower of cost or net realizable value.

In January of 2025, the Company obtained modular approval for its Casita in all climate zones in California , and at that time determined that the existing finished goods inventory units had not been manufactured to meet California’s all-climate specifications. The Company then considered finding other states where the units could be sold without significant modification; however by the second quarter of 2025 it became apparent that the most conservative approach would be calculate the actual costs to bring the existing finished goods inventory up to the all-climate specifications. As a result, in the second quarter of 2025, approximately $7.1 million of finished goods inventory was reclassified from finished goods to work-in progress on the consolidated Balance Sheets. The Company determined that this change represented a change in accounting estimate rather than a change in accounting principle under ASC 250-10-45-12, and therefore did not require retrospective application.

As of December 31, 2025 and December 31, 2024, inventory consists of the following:

	Balance as of
	December 31,	December 31,
(In Thousands)	2025	2024
Raw material	$2,497	$3,606
Inventory in-transit	-	110
Work-in progress	6,683	119
Consignment	29	-
Finished goods	9,639	20,426
Total inventory	$18,848	$24,261

Inventories are written down for obsolescence, or when the net realizable value, considering future events and conditions, is less than the carrying value. During 2025, following an inventory slow movement analysis, the Company identified 68 units that had been held in inventory for an extended time period and for which the Company determined that it was not cost effective to rework. Accordingly, for the years ended December 31, 2025 and 2024, the Company recorded $8,589 thousand and $336 thousand, respectively, related to obsolete inventory in cost of goods sold on the consolidated statements of comprehensive loss. In addition, during the years ended December 31, 2025 and 2024, the Company recognized $8,527 thousand and $8,763 thousand, respectively, in inventory valuation adjustments within cost of goods sold related to adjusting the carrying value of finished goods inventory to its net realizable value.

NOTE 6 – LOAN RECEIVABLES, NET

The Company has originated 5 loan receivables comprised of formal credit sales in transactions with its customers. Based on the loan terms, $858 thousand and $850 thousand of the Company’s gross loan receivables have been classified as Loan receivable, non-current and $399 thousand and $270 thousand of the Company’s gross loan receivables have been classified as Loan receivable, current, as of December 31, 2025 and December 31, 2024, respectively.

For the year ended December 31, 2025, the Company has estimated a portion of its receivables to have doubts about collectability, which is recorded as a credit loss provision of $1,408 thousand balance which has been recognized as a contra receivable balance in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”) as of December 31, 2025. The chart below details the allocation of the credit loss provision to accounts receivable and notes receivable.

The Company has initiated loans to specific customers to assist them in their financing. The loans were negotiated on an arm’s length basis, accrue interest income, and were originated at market rates. Accordingly, there are no ASC 606 impacts related to a financing component embedded in the loan.

In 2024, the Company had concluded that no CECL reserve was required as of December 31, 2024. During 2025, the Company undertook additional collections efforts related to its delinquent loans. Considering that the efforts did not result in significant collection of overdue balances, the Company concluded that provisions for credit losses were required due to doubts about collectability. The Company continues to pursue its collection activities, which may result in future write-offs or recoveries.

	For Year Ended December 31, 2025
Allowance for Credit Losses	Current Loan Receivable	Non- Current Loan Receivable	Accounts Receivable
Balance as of December 31, 2024	$-	-	-
Provision for credit losses	379	838	191
Write-offs	-
Recoveries	-
Balance as of September 30, 2025	$379	838	191

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consist of the following amounts as of December 31, 2025 and December 31, 2024:

	Balance as of
	December 31,	December 31,
(In Thousands)	2025	2024
Computers and other peripheral equipment	$409	$404
Furniture and fixtures	182	182
Machinery and equipment	7,998	7,880
Tenant improvements	2,847	2,804
Vehicles	588	748
Land	58	0
Casita fixed assets	834	834
	12,916	12,852
Less: Accumulated depreciation	(5,581)	(3,923)
Property, plant and equipment - net	$7,335	$8,929

Depreciation

During the years ended December 31, 2025 and 2024, the Company recognized $532 thousand and $849 thousand, respectively, in depreciation expense.

Deposits on Equipment

As of December 31, 2025 and December 31, 2024, the Company recorded $93 thousand and $93 thousand, respectively, for deposits on equipment which is reported within “Deposits on equipment” on the consolidated balance sheets.

NOTE 8 – INTANGIBLE ASSETS, NET

The Company held the following intangible assets as of December 31, 2025 and December 31, 2024:

	Balance as of
	December 31,	December 31,
Asset (In thousands)	2025	2024
Intellectual property	$426	$418
Software	261	261
Domain	50	50
	737	729
Less: Accumulated amortization	(240)	(187)
Total	$497	$542

During the years ended December 31, 2025 and 2024, the Company recognized $53 thousand and $108 thousand in amortization expense, respectively.

NOTE 9 – CURRENT LIABILITIES

As of December 31, 2025 and December 31, 2024, respectively, current liabilities were comprised primarily of accounts payable, customer deposits and deferred revenue, the current portion of lease liabilities (See Note 10 – Leases), and subscription liabilities (See Note 12 – Stockholders’ Equity).

Accounts Payable

Accounts payable as of December 31, 2025 and December 31, 2024 consisted of the following:

	Balance as of
(In thousands)	December 31, 2025	December 31, 2024
Outstanding vendor bills	$811	$1,514
Sales tax payable	88	$38
Credit card balances	85	224
Total	$984	$1,776

Customer Deposits

Customer Deposits are comprised of pre-order deposits from customers. As of December 31, 2025 and December 31, 2024, Customer Deposits were reported at $3.6 million and $3.6 million, respectively.

Deferred Revenue

Deferred revenue is comprised of prepayments on unfulfilled purchase orders, prepayments in advance of attendance at on-site installer training, and prepayments for Site Surveys. During 2024, the Company began accepting $500 payments from customers beginning the B2C order process, which are used to conduct site surveys for the location or site of the sale. Deferred revenue consisted of the following as of December 31, 2025 and December 31, 2024:

	As of
(In Thousands)	December 31, 2025	December 31, 2024
Deferred revenue, beginning of period	2,286	2,622
Add: Payments received in advance	2,024	1,339
Less: Revenue recognized	(945)	(1,504)
Less: Adjustments	(1,817)	(171)

Deferred revenue, end of period	1,548	2,286

NOTE 10 –LEASES

On December 29, 2020, the Company signed a 65-month lease for its 173,000 sq. ft. factory facility, commencing on May 1, 2021. As of December 31, 2020, a $525 thousand security deposit, first month’s rent, $87 thousand, and first-month’s Tenant’s Percentage of Operating Expense Fees (“CAM”) $19 thousand, had been paid to the landlord. The monthly CAM varies from month to month. After December 31, 2022, the Company amended the lease agreement to obtain additional space in a neighboring warehouse for four years, with the first month’s base rent of $116 thousand, increasing by 4% annually. During the year ended December 31, 2024, the Company performed improvements to the leased facility. In connection with these improvements, the Company made an additional security deposit of $259 thousand to the landlord during the year ended December 31, 2024.

On June 10, 2022, the Company signed a 73-month lease for a 132,960 sq. ft warehouse, commencing the earlier of (a) 30 days after substantial completion of tenant work by the landlord or (b) tenant commencing operation in the building. The lease commencement date was determined to be February 1, 2023. The initial base rent is $104 thousand and will increase 4% every year.

In accordance with the company’s lease contracts, in 2023 the company received a partial refund of it’s security deposit for $100 thousand. Additionally, in 2025 the Company received additional partial refunds of it’s security deposits for $444.6 thousand. As of December 31, 2025 the Company has a total of $853.9 thousand on record for leased space security deposits.

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

Maturities of lease liabilities for operating leases as of December 31, 2025, were as follows:

Remaining lease payments	Fiscal year
2026	$3,839
2027	2,102
2028	1,509
Thereafter	258
Total lease payments	$7,708
Less: Imputed interest	(540)
Total lease liability	$7,168

As of December 31, 2025 and December 31, 2024, the weighted average remaining lease term was 2.4 years and 3.1 years, respectively. As of December 31, 2025 and December 31, 2024, the weighted average incremental borrowing rate was 5.7% and 5.5%, respectively.

No ROU asset is recorded for leases with a lease term, including any reasonably assured renewal terms, of 12 months or less. Upon adoption of ASC 842, the Company also recorded lease liabilities computed as the present value of future minimum lease payments, including reductions from any landlord incentives, plus any additional direct costs from executing the leases. Lease liabilities are amortized using the effective interest method using a discount rate of 5.7%. Depreciation on the ROU asset is calculated as the difference between the expected straight-line rent expense over the lease term less the accretion on the lease liability. The Company recognizes a right-of-use asset and a lease liability for these operating leases in its consolidated balance sheets. The Company’s lease agreements also include obligations for the Company to pay for other services, including operations and maintenance. The Company accounts for these services separately.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Years Ended December 31,
(In Thousands)	2025	2024
Consolidated Statement of Comprehensive Loss
Rental income (1)	$89	$89

	Balance as of
(In Thousands)	December 31, 2025	December 31, 2024
Consolidated Balance Sheets
Preferred Stock (2)	$1,719	$1,719
Accounts Receivable (1)	$-	$6

(1)	The Company has a contract with the majority shareholder and Co-CEO to share certain costs related to office space, support staff, and consultancy services. Refer to Note 10 for details of lease to Supercar System. In addition, under the services agreement between the Company and Supercar System, effective January 1, 2023, the Company receives reimbursements for the Company’s employees who provide services to Supercar System’s business. Supercar System is controlled by the Company’s Co-CEO, Paolo Tiramani. As of December 31, 2025 and December 31, 2024, Supercar System had a balance due to BOXABL of $0 and $5.7 thousand, respectively, related to payroll costs funded by the Company, that were included in Accounts Receivable.

(2)	As of December 31, 2025 and December 31, 2024, the Company had 26,726 thousand shares outstanding of Series A Preferred Stock, representing an initial cost of $427 thousand held by certain related parties including the spouse and in-laws to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer. As of December 31, 2025 and December 31, 2024, the Company had 5,884 thousand shares outstanding of Series A-1 Preferred Stock, representing an initial cost of $372 thousand held by certain related parties including the in-laws to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer and a former Director of the Company. As of December 31, 2025 and December 31, 2024, the Company had 12,834 thousand Nonqualified Stock Options representing an initial grant date fair value of $920 thousand held by certain related parties including the spouse to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer of the Company. See Note 12 – Stockholders’ Equity.

In addition, effective as of December 1, 2025, the Company entered into a Trademark License Agreement with its Co-CEO and Director, Galiano Tiramani, for the use of certain trademarks of the Company for a BOXABL meme coin created by Galiano Tiramani. The meme coin does not grant any financial rights to the Company, or create any obligations for the Company. In exchange for the licensed trademarks, the Company will receive a royalty payment, paid on a quarterly basis, equal to the gross cash flows from the sale of the meme coin, less any documented expenses incurred. No payments were made to the Company under this agreement in 2025.

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred and Common Stock

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

Preferred Stock Liquidation Preference

The following table summarizes the liquidation preferences as of December 31, 2025, in order of liquidation:

(In Thousands)	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference Balance
Series A-3 Preferred Stock	8,750,000	109,209	87,458
Series A-2 Preferred Stock	2,050,000	174,324	139,458
Series A-1 Preferred Stock	1,100,000	855,869	67,484
Series A Preferred Stock	250,000	188,540	3,205
Non-classified Preferred Stock	2,250,000	-	-
Total Series A Preferred Stock	14,400,000	1,327,942	$297,605

Sales of Preferred Stock

On June 25, 2024, the Company commenced an offering of up to 88,095 thousand shares of its Non-Voting Series A-3 Preferred Stock under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”), at a per share price of $0.80, plus 4,404 thousand Bonus Shares (as defined in the Offering Circular on file in the Company’s Form 1-A Offering Statement (Commission File No. 024-12402) (the “Form 1-A Offering Statement”)) for a maximum potential raise of $74 million (the “Regulation A Offering”).In June 2025, the Company terminated its offering being conducted pursuant to Regulation A of the Securities Act of 1933, as amended, as well as terminated the concurrent offering being conducted pursuant to Rule 506(c) of Regulation D. No new investor subscriptions are currently being accepted in these legacy offerings.

During the years ended December 31, 2025 and 2024, the Company issued 77,239 thousand and 23,630 thousand shares, respectively, of Series A-3 Preferred Stock for gross proceeds of $60,107 thousand and $17,245 thousand, respectively.

During the years ended December 31, 2025 and 2024, the Company issued 47 thousand, and 325 thousand shares, respectively, of Series A-2 preferred stock for gross proceeds of $35 thousand and $260 thousand, respectively.

Specifically, during the year ended December 31, 2025, the Company issued:

-	67,426,376 shares of Series A-3 Preferred Stock for gross proceeds of $52,589 thousand through Regulation A.
-	9,812,661 shares of Series A-3 Preferred Stock for gross proceeds of $7,518 thousand through Regulation D.
-	46,925 shares of Series A-2 Preferred Stock for gross proceeds of $35 thousand through Canadian Offering.

In addition, during 2025, the Company issued 5,264,068 shares of Series A-1 Preferred Stock pursuant to Rule 4(a)(2) under the Securities Act as part of various legal settlements, which were valued at $4,214 thousand. Note that there were no cash proceeds received by the Company for these shares.

Warrants

In connection with the issuance of certain A-3 shares, as of December 31, 2025 and December 31, 2024, respectively, the Company had issued 18,573 thousand and 18,573 thousand warrants, respectively, that are exercisable at a price of $0.80 per share. Warrants are exercisable for three years from the date of purchase (the “Exercise Period”); provided, however, that the Company may cancel the warrants, in its sole discretion, at any time upon 30 days written notice to the Shareholders. Each warrant could be exercised by the holder for one share of A-3 Preferred Stock. All unexercised warrants expired on March 1, 2026. 677,750 warrants were exercised, resulting in the issuance of 677,750 shares of Series A-3 Preferred Stock for gross proceeds of $542,200.

Escrow Receivable

As of December 31, 2025 and December 31, 2024, the Company recorded $135 thousand and $2,676 thousand, respectively, of investment holdbacks in escrow receivable on its consolidated balance sheets. These amounts represent cash balances held by third party custodians on behalf of the broker-dealer associated with the Company’s equity offerings, for the benefit of BOXABL. For share sales that have closed during the quarter, Company accrues an escrow receivable to account for the gross proceeds of the equity offering that are held by the third party Custodian. This escrow receivable is settled when cash is received by the Company.

Offering Costs

For the year ended December 31, 2025, the Company incurred offering costs of $3,899 thousand compared to the year ended December 31, 2024 offering costs of $883 thousand. These costs include legal fees, targeted marketing and other deferred costs related directly to the securities offerings.

Subscription Liability

As of December 31, 2025 and December 31, 2024, the Company had $0 and $651 thousand, respectively, in a subscription liability pertaining to proceeds received, but the Preferred shares were not yet issued by the Company. These amounts represent funds from equity offerings paid to the Company prior to the issuance of shares. The Company has an obligation to issue the corresponding shares related to these proceeds. In relation to the Regulation A, Preferred A Stock Offering by certain selling shareholders of the Company, DealMaker had remitted shareholder funds to the Company, which had all been paid to the selling shareholders as of December 31, 2025.

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

Awards:

As of December 31, 2025, only Stock Options and Restricted Stock Units (“RSUs”) were outstanding under the Plan.

The Plan permits the following types of awards:

Stock Appreciation Rights:

Stock Appreciation Rights (“SARs”) may be granted to Participants and shall have a per-share base value equal to the Fair Market Value of a share of Common Stock on the Grant Date. SARs may be settled at such times, and subject to restrictions and conditions, which need not be the same for all Participants; provided that no SAR shall settle later than ten (10) years from the Grant Date. Upon settlement, the Participant shall be entitled to receive payment of an amount determined by multiplying (a) the difference, if any, between the Fair Market Value of one share of Common Stock on the date of settlement and the base value of one share of Common Stock on the Grant Date; and (b) the number of shares of Common Stock with respect to which the SAR is settled. Payment for SARs shall be in cash, shares of Common Stock of equivalent value, or in a combination thereof. As of December 31, 2025, the Company has not issued any SARs.

Stock Grant Awards:

Stock Grant Awards grant the Participant the right to receive (or purchase at such price as previously determined in the award) a designated number of shares of Common Stock free of any vesting restrictions. The purchase price, if any, shall be payable in cash or other form of consideration. Stock Grant Awards may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation due to the Participant. As of December 31, 2025 and December 31, 2024, respectively, the Company has not issued any Stock Grant Awards.

Restricted Stock Units (RSUs):

Restricted Stock Unit awards may be subject to transfer and other restrictions including, without limitation, continued employment, performance conditions, or limitations on voting and/or dividend rights. Restricted Stock awards will be forfeited if the restrictions imposed on the Grant Date have not expired at the time of termination of employment or service in the case of a non-employee director or consultant. As of December 31, 2025 and December 31, 2024, the Company had granted (net of forfeitures) 127,936,350 and 173,571,508 Restricted Stock Units, respectively, which are subject to time and performance vesting conditions.

Stock Options:

Under the Plan, Stock Options may be granted to Eligible Participants at a per-share exercise price, no less than 100% of the Fair Market Value of one share of Common Stock as of the Grant Date. The Administrator shall determine when the Stock Option may be exercised, including any performance, vesting or other conditions, provided the term does not exceed ten (10) years from the Grant Date. If the Participant’s employment or service is terminated for cause, their unexercised Stock Options immediately lapse, including any vested Stock Options. Incentive Stock Options (“ISOs”) may only be granted to Participants who are also employees. The exercise price of ISOs shall equal the Fair Market Value of one share of Common Stock as of the Grant Date and shall expire upon the earlier of ten (10) years from the Grant Date (unless a shorter time is set in the Participant’s award agreement), provided that, ISOs granted to an employee who owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company must have a per-share exercise price of no less than 110% of the Fair Market Value of one share of Common Stock as of the Grant Date and cannot have a term exceeding five (5) years from the Grant Date. The vested portion of a Stock Option lapses three (3) months following the effective date of the Participant’s termination of employment or twelve (12) months following the effective date of the Participant’s termination of employment due to death or disability, as defined in the Plan (in each case, unless a shorter time is set in the Participant’s award agreement) but in no event later than the expiration of the Stock Option.

A summary of Stock Option activity as of December 31, 2025 and December 31, 2024 is as follows:

	Weighted Average Exercise Price per Share
(In Thousands except for per share price)	Stock Options	Exercise Price per Share	Term (in years)
Outstanding as of December 31, 2023	55,236	0.13	7.90
Granted	507	$0.07
Exercised	-	-
Forfeited/cancelled	(5,547)	0.30
Outstanding as of December 31, 2024	50,196	$0.17	7.65
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(6,379)	0.33
Outstanding as of December 31, 2025	43,817	0.44	6.45
Exercisable as of December 31, 2025	43,531	$0.44	6.44

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

The Company granted 14,003 thousand 126,500 thousand RSUs during the years ended December 31, 2025 and 2024, respectively.

A summary of RSU activity as of December 31, 2025 and December 31, 2024 is as follows:

		Weighted-Average Grant Date
(In Thousands except for per share amounts)	RSU’s	Fair Value per Share
Outstanding as of December 31, 2023	60,500	$0.51
Awarded	126,500	0.80
Vested	-
Cancelled	(13,429)	0.80
Outstanding as of December 31, 2024	173,572	$0.79
Awarded	14,003	0.80
Vested	-	-
Cancelled	(59,639)	0.80
Outstanding as of December 31, 2025	127,936	$0.79

During the years ended December 31, 2025 and 2024, respectively, the Company recognized stock compensation expense related to stock options and RSU’s, as follows:

	For the Years Ended December 31
(In Thousands)	2025	2024
Cost of Goods Sold	$(1,752)	$2,458
General and Administrative	(887)	1,972
Sales and Marketing	(119)	1,468
Research and Development	(1,006)	1,350
Total Stock-Based Compensation Expense	$(3,764)	$7,248

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

During the year ended December 31, 2025, no new expense was recognized for RSU awards based on the Company’s conclusion that the performance condition for the RSUs was not probable of being satisfied at such time, as discussed below. However, forfeitures of previously granted RSUs resulted in a reversal, net of expense, of $3,764 thousand in stock-based compensation expense, respectively, for the year ended December 31, 2025. The amount of future stock-based compensation expense may be impacted by additional option or RSU grants, or further forfeitures.

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

During the year ended December 31, 2025, the Company granted Restricted Stock Units (RSUs) that vest upon the satisfaction of both a service-based and a performance-based requirement. The service condition is a stated service period generally requiring 36 months of service, with the total number of RSUs awarded vesting on a cliff basis after the 36-month anniversary date of the grant. The performance-based condition is an event-based criteria that will be satisfied as to any then-outstanding RSUs on the first to occur of a ‘Qualifying Transaction” defined as: (1) the closing date of a transaction resulting in a change in control; or (2) the effective date of an IPO.

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

As of December 31, 2025 and December 31, 2024, respectively, the Company concluded that the performance condition described above for the RSUs was not probable of being satisfied at such time. As a result, the Company has not recognized any compensation cost to date for any RSUs outstanding. In the period in which the performance-based condition is achieved, the Company will accelerate all vesting and record the stock-based compensation expense using the accelerated attribution method, based on the grant date fair value of the RSUs.

(In Thousands)	Number of Units	Grant Date Fair Value
Outstanding and unvested at December 31, 2024	173,572	$125,840
RSUs Granted	14,003	$11,202
RSUs Forfeited	(59,639)	$(47,711)
Outstanding and unvested at December 31, 2025	127,936	$89,331

As of December 31, 2025 and December 31, 2024, respectively, all stock-based compensation expenses related to the Company’s RSUs remained unrecognized because the performance-based condition was not satisfied. No RSUs had met their service-based vesting condition as of December 31, 2024; also, no RSUs had met the performance vesting condition as of December 31, 2024 or December 31, 2025.

If the performance vesting condition had been satisfied on December 31, 2025, the Company would have recorded $89 million of stock-based compensation expense using the accelerated attribution method related to RSUs and options. Due to the nature of the acceleration clause, upon a Qualified Transaction, 100% of the stock-based compensation expense on these RSUs and options will be recognized.

NOTE 13- REVISION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company had previously incorrectly omitted issuances, net of offering costs, of $2,221 thousand of Preferred A-3 Stock and omitted issuances, net of offering costs, of $90 thousand of A-2 Preferred Stock from its December 31, 2024 Consolidated Financial Statements on Form 10-K and incorrectly reported these issuances in its March 31, 2025 Consolidated Financial Statements on Form 10-Q. These issuances and associated activity were omitted from preferred stock, net of offering costs and Escrow Receivable in the Company’s Consolidated Balance Sheet, Statement of Stockholders Equity and Consolidated Statement of Cash Flows on the Company’s December 31, 2024 Form 10-K. The Company has evaluated and concluded that these misstatements were not material, either individually, nor in the aggregate, to its previously issued consolidated financial statements. However, the Company has revised its previously issued consolidated financial statements to correct for such immaterial misstatements.

The Company has summarized the impact of this revision to its previously issued financial statements, including the impacts to specific financial statement line items, and related footnotes, as follows:

Statement of Cash Flows- For the Year Ended December 31, 2024 (In Thousands)	As Reported	Adjusted	As Revised
Non cash investing and financing activities:
Preferred shares issuances held in escrow	$0	$2,311	$2,311

Consolidated Statements of Stockholders’ Equity- For the Year Ended December 31, 2024 (In Thousands)	As Reported	Adjusted	As Revised
Issuance of Preferred Stock (Shares)- A-3 Preferred Stock	20,763	2,957	23,630
Issuance of Preferred Stock ($ Amount)- A-3 Preferred Stock	$14,914	$2,331	$17,245
Offering Costs- A-3 Preferred Stock ($ Amount)	$(712)	$(110)	$(822)
Balance as of December 31, 2024 (Shares) - A-3 Preferred Stock	29,016	2,957	31,973
Balance as of December 31, 2024 ($ Amount)- A-3 Preferred Stock	$18,222	$2,221	$20,443
Issuance of Preferred Stock (Shares)- A-2 Preferred Stock	207	118	325
Issuance of Preferred Stock ($ Amount)- A-2 Preferred Stock	$166	$94	$260
Offering Costs- A-2 Preferred Stock ($ Amount)	$(57)	$(4)	$(61)
Balance as of December 31, 2024 (Shares)- A-2 Preferred Stock	174,160	118	174,278
Balance as of December 31, 2024 ($ Amount)- A-2 Preferred Stock	$100,879	$90	$100,969

Consolidated Balance Sheet For the Year Ended December 31, 2024 (In Thousands)	As Reported	Adjusted	As Revised
Stockholders’ equity -A-3 Preferred Stock issued and outstanding as of December 31, 2024 (Shares)	29,016	2,957	31,973
Stockholders’ equity -A-3 Preferred Stock issued and outstanding as of December 31, 2024 ($ Amount), net of offering costs	$18,222	$2,221	$20,443
Stockholders’ equity -A-2 Preferred Stock issued and outstanding as of December 31, 2024 (Shares)	174,160	118	174,278
Stockholders’ equity -A-2 Preferred Stock issued and outstanding as of December 31, 2024 $ Amount	$100,879	$90	$100,969
Total Stockholders’ Equity	$53,124	$2,311	$55,435
Escrow Receivable	$365	$2,311	$2,676
Total Current Assets	$47,018	$2,311	$49,329
Total Assets	$72,736	$2,311	$75,047

NOTE 14- REVISION OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the revision of previously issued consolidated financial statements discussed in Note 13— Revision of Previously Issued Consolidated Financial Statements, the Company determined that the revision adjustments had an impact on the previously issued unaudited financial statements for the period ended March 31, 2025.

The Company has summarized the impact of this revision to its previously issued financial statements, including the impacts to specific financial statement line items, and related footnotes, as follows:

Statement of Cash Flows – For the Three Months Ended March 31, 2025 (In Thousands)	As Reported	Adjusted	As Revised
Proceeds from sale of preferred stock, net of offering costs	$9,696	$2,311	$12,007
Net cash provided by financing activities	$9,455	$2,311	$11,766
Non cash investing and financing activities:
Preferred shares issuance held in escrow	$4,039	$(2,311)	$1,728

Consolidated Statements of Stockholders’ Equity – For the Three Months Ended March 31, 2025 (In Thousands)	As Reported	Adjusted	As Revised
Balance as of January 1, 2025 (Shares) - A-3 Preferred Stock	29,016	2,957	31,973
Issuance of Preferred Stock (Shares) - A-3 Preferred Stock	18,667	(2,957)	15,710
Balance of Preferred Stock ($ Amount) - A-3 Preferred Stock	$18,222	2,221	$20,443
Issuance of Preferred Stock ($ Amount) - A-3 Preferred Stock	$14,530	$(2,331)	$12,199
Offering Costs – A-3 Preferred Stock ($ Amount)	$(885)	$110	$(775)
Balance as of January 1, 2025 (Shares)- A-2 Preferred Stock	174,160	118	174,278
Issuance of Preferred Stock (Shares)- A-2 Preferred Stock	118	$(118)	0
Balance as of January 1, 2025 ($ Amount)- A-2 Preferred Stock	$100,879	$90	$100,969
Issuance of Preferred Stock ($ Amount)- A-2 Preferred Stock	$94	$(94)	0
Offering Costs- A-2 Preferred Stock ($ Amount)	$(4)	$4	$0

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

Claims filed by the Company

(i)	The Company initiated legal action against former employees who violated their agreements post-termination. Specifically, the Company filed two lawsuits against former employees alleging claims including breach of contract, violations of the Computer Fraud & Abuse Act, violations of the Defend Trade Secrets Act, conversion, unjust enrichment, breach of covenant of good faith and fair dealing, and demand for temporary and permanent injunctive relief. One of these litigation matters remain pending, and the other matter reached a mutual settlement and release. Management does not anticipate the remaining matters will have a material impact on the Company’s results of operations or financial condition. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250 thousand.

(ii)	The Company engaged in litigation with an Internet Blogger who posted defamatory information regarding the Company. On August 5, 2024, the court entered a default judgment in favor of the Company, awarding $50 thousand in damages. A judgment lien has been placed on property owned by the defendant and the Company filed a foreclosure action against the property, and the Company obtained title to this land in December 2025.

(iii)	On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. and individual Brent McPhail in US District Court. The Company seeks damages equal to all amounts paid under the contracts, among other relief, to recover from these breaches and misrepresentations. The Company anticipates a judgment in its favor, but recovery of these assets is uncertain.

(iv)	In September 2025, the Company filed suit against the State of Arizona Department of Housing seeking a declaration from the Court that the Department of Housing has no authority to regulate or interfere with BOXABL’s sale of PMRV units in the State of Arizona. The lawsuit is pending.

Claims filed against the Company

(i)	The Company received notifications of employment-related charges filed by former employees with the Equal Employment Opportunity Commission (“EEOC”) and the National Labor Relations Board (“NLRB”). The allegations involve various issues such as discrimination and interference with employee rights. The Company provided responses to both agencies and is awaiting further developments. The Company does not expect a material impact to its financial position.

(ii)	The Company’s former Chief Operating Officer, terminated for cause after seven months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its directors. The Company settled this matter in March 2025 without a material impact to its financial position. The Company paid $105 thousand to this former employee in exchange for the surrender of 5,882,353 shares of the Company’s Preferred A Stock.

(iii)	Leader Capital is a shareholder of the Company and has filed suit against the Company and its previous transfer agent, Transfer Online, Inc. After the Company filed its motion for summary judgement, Leader dismissed all claims against the Company. In February 2026, the Court granted the Company’s motion for attorneys’ fees awarding the Company approximately $260,000 in fees and costs. Leader will have 30 days from the final order date to file an appeal.

(iv)	Ro-Matt International Inc. and Electra-Tech Manufacturing Inc. (“Applicants”) filed a lawsuit seeking to declare its rights in certain collateral naming Brave Control Solutions, Inc., BOXABL Inc., and Royal Bank of Canada in Ontario, Canada, in the Superior Court of Justice. This case was dismissed, with no damages asserted against BOXABL.

(v)	The Company has received claims from various parties alleging that BOXABL violated certain California Laws, including the Trap and Trace Law and California Privacy Laws relating to its Facebook postings. The Company does not expect a material impact to its financial position.

(vi)	Pronghorn Homes, LLC, a party to the Arizona mining project, filed a lawsuit against the Company in the State of Arizona, which has a potential loss exposure of up to $250 thousand. The Company denies liability and intends to defend against this claim. Accordingly, the Company has not accrued a loss contingency for this matter.

(vii)	The Company entered into an agreement with an RV Park for the sale of certain PMRV units. It appears that the RV Park did not obtain required zoning and land use permits to install and use the units at their site in Arizona. The State of Arizona ‘red tagged’ the units and the RV Park asserted claims against the Company, demanding that the Company immediately remove the units. The Company has denied all liability and is negotiating a resolution of the dispute with the RV Park. The Company also has an outstanding receivable from the RV Park in the amount of $270,000. The Company has not accrued a loss contingency for this legal matter, but has recorded a CECL credit loss allowance for the outstanding receivable balance.

Other Matters

The Company uncovered potential misconduct by a former employee related to a stock scheme, the impact of which is challenging to measure. The Company anticipates that judgment will be entered in its favor for a sum less than $1 million against the former employee, but the investigation and extent of damages is ongoing. After discovering the misconduct, the Company was named as a defendant in a lawsuit by a plaintiff that purchased fraudulent shares of the Company’s stock from the former employee of the Company, at a discounted price, incurring a loss of approximately $144 thousand. The Plaintiff claims that he purchased shares by writing a check to an entity that was controlled by the former employee and alleges negligence and violations of Nevada Revised Statute (NRS) 90.9570. The Company denied liability and the claim was recently settled by the Company’s issuance of 218,182 shares of Preferred A-1 stock to the plaintiff.

In September 2025, Freeport-McMoRan Bagdad, Inc., a party to the Arizona mining project, asserted a claim against the Company (not yet in suit) for payment under a certain settlement agreement between the parties relating to the sale of certain units to Pronghorn Homes, LLC, which were installed upon Freeport’s property. Freeport has demanded $1.17 million from the Company. The Company is in the process of negotiating a resolution with Freeport. No lawsuit has been filed.

Separate from this claim, the Company has also entered into settlement agreements with various parties who may have been impacted by the former employee. This resulted in the recognition of $4.2 million of legal settlement expenses recorded in General and administrative expenses, settled with 5,264,068 shares of the Company’s Preferred A-1 Stock, during the year ended December 31, 2025.

NOTE 16 – INCOME TAXES

For financial reporting purposes, Income (Loss) before provision for income taxes, includes the following components (in thousands):

Provision (Benefit) for Income Taxes

The Company has not recorded any income tax expense for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
U.S. Federal provision (benefit)	2025		2024
At federal statutory income tax rate	$(12,085)	21.0%	$(10,626)	21.0%
State income taxes, net of federal effect	-	0.0%	-	0.0%
Change in valuation allowance	12,065	-21.0%	10,324	-20.4%
Nontaxable or Nondeductible Items
Other permanent differences	206	-0.4%	151	-0.3%
Changes in tax laws or rates	-	0.0%	-	0.0%
Tax Credits
Research credits	(191)	0.3%	151	-0.3%
Cross-border tax laws	-	0.0%	-	0.0%
Worldwide changes in UTB	5	0.0%	(6)	0.0%
Foreign tax effects	-	0.0%	-	0.0%
Rounding	0	0.0%	-	0.0%
Total	$0	0.0%	$(6)	0.0%
Effective Tax Rate	0.00%		0.01%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Deferred Tax Assets:
Federal & State NOL Carryforward	31,930	21,429
Research & Other Credits	559	425
Capitalized R&D	1,827	2,611
Accruals, Reserve and Other	335	131
Lease Liability	1,696	2,359
Stock Based Compensation	1,623	2,325
Other Intangibles	3	-
Other DTA	6,549	2,171
Total Gross DTA	44,522	31,450
Less:Val. Allowance	(42,542)	(28,854)
Total Deferred Tax Assets	1,979	2,596

Deferred Tax Liabilities:
Fixed Assets	(407)	(340)
ROU Assets	(1,573)	(2,219)
Other DTL	-	(38)

Total Gross DTL	(1,979)	(2,596)

Net Deferred Tax Assets	0	-

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of December 31, 2025 due to historical losses and uncertainty surrounding the use of such assets. The valuation allowance increased by $13.7 million between December 31, 2025 and December 31, 2024, primarily due to the generation of net operating losses.

Net Operating Loss and Tax Credit Carryforwards

As of December 31, 2025, the Company has net operating loss carryforwards for federal income tax purposes of approximately $145.2 million. The federal net operating losses were all generated after 2017 and are not subject to expiration. The Company does not have any state net operating loss carryforwards.

The Company has research credit carryforwards for federal income tax purposes of approximately $698.6 thousand as of December 31, 2025. The federal credits begin to expire in 2041. The Company does not have any state credit carryforwards.

Utilization of some of the federal net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2025.

The Company files tax returns in the U.S. The Company is not currently under examination in any jurisdictions and all its tax years remain effectively open to examination due to net operating loss carryforwards.

The Company has the following activity relating to the gross amount of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2025	2024
Beginning Balance	100	94
Gross increase - Tax Positions in Prior Periods	5	-
Gross Decreases - Tax Positions in Prior Periods	-	(6)
Gross Increases - Tax Position in Current Period	29	12
Settlements	-
Lapses in Statutes of Limitations	-
Ending Balance	134	100

During the years ended December 31, 2025 and 2024, no interest or penalties were required to be recognized relating for unrecognized tax benefits. In the event the Company should need to recognize interest and penalties related to unrecognized income tax liabilities, this amount will be recorded as an accrued liability and an increase to income tax expense.

NOTE 17 — SEGMENTS

The Company operates as one reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Financial Officer, who organizes the Company, manages resource allocations and measures performance as one operating and reportable segment. The CODM performs quarterly reviews of financial information presented on a consolidated basis. The CODM uses the loss from operations  as the primary measure of segment profit or loss when assessing performance and making decisions about the allocation of resources. When reviewing expense information, the CODM is regularly provided with expense categories for the Company’s single operating segment that are the same as the expense captions presented in the Company’s consolidated statement of comprehensive loss.

Because the Company has a single reportable segment, the measure of the segment’s total assets are the same as the Company’s consolidated total assets. The Company has no significant long-lived assets recognized on the Consolidated Balance Sheets outside of the US jurisdiction.

The Company’s consolidated statements of comprehensive loss for the years ended December 31, 2025 and 2024, are shown below. The specific line items that the CODM reviews are marked as Significant in the income statement below.

	For The Years Ended
(In Thousands, except per share amounts)	December 31, 2025	December 31, 2024
Revenues (Significant)	$1,514	$3,376
Cost of goods sold (Significant)	17,314	14,966
Gross loss	15,800	11,590

Operating expenses:
General and administrative (Significant)	14,675	12,213
Sales and marketing (Significant)	25,428	9,895
Research and development (Significant)	3,297	6,592
Impairment loss	-	12,427
Total operating expenses	43,400	41,127

Loss from operations (Significant)	$59,200	$52,717

Other income:
Interest income	(1,397)	(1,583)
Other income	(254)	(184)
Total other income:	(1,651)	(1,767)
Net loss attributed to common stockholders	$57,549	$50,950

Weighted average common shares outstanding -basic and diluted	3,000,000	3,000,000
Net loss per common share - basic and diluted	$(0.02)	$(0.02)
Net Loss	$57,549	$50,950
Unrealized loss (gain) on investments	$170	$(170)
Comprehensive Loss	$57,719	$50,780

General and administrative, sales and marketing, and research and development costs are all considered significant in the aggregate. There are no specific line items within these categories that the CODM considers significant and regularly reviews. However, for cost of goods sold (COGS), the CODM specifically reviews one of the expenses within this category, rather than COGS as an aggregate- this significant expense is the Cost of Casitas Sold. See the disclosure below:

	For The Years Ended
	December 31, 2025	December 31, 2024
Cost of Casitas Sold (Significant)	2,262	5,422
All other line items within COGS (1)	15,052	9,544
COGS	17,314	14,966

(1)	All other line items within COGS include obsolete inventory, inventory adjustment, scrapped inventory, warranty expense, and allocations to COGS such as stock-based compensation expense.

NOTE 18– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2025 through March 27, 2026, the issuance date of these consolidated financial statements.

Sales Activity

Between January 1, 2026 and March 27, 2026, the Company shipped 19 units. As of March 27, 2026, there are 374 units that are under contract for a monetary value of $25.7 million.

Merger

On September 18, 2025, the Company filed a Registration Statement on Form S-4 (as amended, the “Registration Statement”) in connection with its proposed merger. The Company subsequently filed Amendment No. 1 to the Registration Statement on December 30, 2025 and Amendment No. 2 to the Registration Statement on February 5, 2026. The Company has received comments from the staff of the Securities and Exchange Commission (the “SEC”) on Amendment No. 2 and expects to file a further amendment to the Registration Statement in response to such comments.

Hiring of Key Staff

On February 16, 2026, the Company appointed both a Chief Technology Officer, Shanmugan Palanappian and General Counsel, Thomas A. Wilczek.

Equity Events

For awards previously issued under the Company’s Amended 2021 Stock Incentive Plan, the Company recognized employee forfeitures of 5,062,501 RSUs and 87,720 Stock Options subsequent to December 31, 2025. No additional RSUs or Stock Option grants were made under the Plan subsequent to December 31, 2025.

In connection with the issuance of certain A-3 shares in 2024 and 2023, the Company had issued warrants that are exercisable for shares of Series A-3 Preferred Stock at a price of $0.80 per share. The Company may call the warrants, in its sole discretion, at any time upon 30 days written notice to the shareholders. If redeemed, each warrant shall be redeemed for one share of A-3 Preferred Stock. On January 30, 2026, the Company sent a notice of cancellation to its warrant holders, effective March 1, 2026. Subsequent to December 31, 2025 and through March 27, 2026, 677,750 warrants were exercised, resulting in the issuance of 677,750 shares of Series A-3 Preferred Stock. All other outstanding warrants were deemed cancelled as of March 1, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 1, 2024, the Company finalized entering into an engagement to retain CBIZ CPAs P.C. (formerly Marcum LLP) as the Company’s new independent registered public accounting firm. The Company’s Audit Committee had initially approved the selection of CBIZ CPAs, and the terms of the engagement, on July 11, 2024, which preceded its process for approving the engagement. The engagement became binding following both parties executing the engagement letter on August 1, 2024.

During the interim period from January 1, 2024 through August 1, 2024, neither the Company nor anyone on its behalf consulted Marcum LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Marcum LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event”, each as defined in Regulation S-K Item 304(a)(1)(iv) and 304(a)(1)(v), respectively.

On November 1, 2024, CBIZ CPAs P.C. (“CBIZ CPAs”) acquired the attest business of Marcum LLP. On May 1, 2025, following the approval of the Audit Committee of the Board of Directors of BOXABL Inc. (the “Company”), CBIZ CPAs was engaged, effective as of April 22, 2025, as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025, replacing Marcum LLP (“Marcum”). The report of Marcum regarding the Company’s financial statements for the fiscal year ended December 31, 2024, did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report included an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. During the fiscal year ended December 31, 2024, and through May 1, 2025 there were (a) no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to such disagreement in its report and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions), except for the material weakness, identified in the Company’s Annual Report on Form 10-K for the 2024 fiscal year, related to the ineffective design and operation of effective Information Technology General Controls (“ITGCs”) over certain systems that are critical to the Company’s financial reporting process. Specifically, the Company had ineffective design and operation of controls over certain ITGCs, including user segregation of incompatible duties, program change management, and user access controls to ensure: (i) that access to applications and data, and the ability to perform program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored and restricted. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency for the year ended December 31, 2024. During 2024, significant turnover in the Company’s personnel across the Finance, IT, Legal, and Investor Relations departments contributed to this deficiency. During the fiscal year ended December 31, 2024, and through May 1, 2025, neither the Company nor anyone on the Company’s behalf consulted with CBIZ CPAs regarding (i) the application of accounting principles to a specific completed or contemplated transaction or regarding the type of audit opinion that might be rendered by CBIZ CPAs on the Company’s financial statements, and CBIZ CPAs did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing, or financial reporting issue or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K). The Company filed a Form 8-K on May 5, 2025 containing Item 4.01 Changes in Registrant’s Certifying Accountant.

Item 9A. Controls and Procedures.

Limitations on Effectiveness of Disclosure Controls and Procedures  and Permitted Omission from Management’s Assessment

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and management are required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only Managements’ report in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in the design and operation of effective Information Technology General Controls (“ITGC”) over certain key financial IT systems and certain business process controls over the preparation and timely review of financial statements and disclosures described below. This will require remediation in order to be effective at the reasonable assurance level.

Evaluation of Financial Reporting and Information Technology General Controls (ITGCs)

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness related to the ineffective design and operation of effective ITGC’s over certain systems that are critical to the Company’s financial reporting process. Specifically, the Company had ineffective design and operation of controls over certain information technology general controls (ITGCs), including user segregation of incompatible duties, program change management, and user access controls to ensure: (i) that access to applications and data, and the ability to perform program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored and restricted. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

The Company had ineffective design and operation as well as a lack of proper segregation of duties for certain business process controls over the preparation and timely review of financial statements and disclosures, journal entries, reconciliations, schedules, and roll-forwards supporting financial statement account balances. In addition, the Company experienced continued personnel turnover and did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training in certain areas important to financial reporting. Furthermore, the Company should reconcile general ledger accounts to supporting documentation on a monthly basis, and retain documentation for transactions and evidence of review.

During the years ended December 31, 2025 and 2024, significant turnover in the Company’s personnel across the Finance, IT, Legal, and Investor Relations departments contributed to these deficiencies.

Notwithstanding the identified weakness in our internal control over financial reporting, Management has concluded that our consolidated financial statements and related notes included in this Report are prepared in accordance with generally accepted accounting principles. Our Co-Chief Executive Officers and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report.

Management’s Plan for Remediation of the Material Weakness

Management, with the oversight of the audit committee of the board of directors, is committed to maintaining the internal control environment. In response to the material weakness identified above, we have identified and begun to implement remediation efforts which include: (i) implementing user access rights to formally require segregation of duties over systems that are critical to the Company’s financial reporting; (ii) engaging third-party consultants to assist with the remediation efforts, including enhancing our risk assessment; (iii) hiring of additional and more experienced Accounting, IT, Legal, and Investor Relations personnel and; (iv) emphasizing the progress of remediation measures in the reporting to the Audit Committee of the Board of Directors. As the Company’s ERP System (Netsuite) was not able to be integrated with the Company’s legacy HRIS System (ADP), we completed a migration to a new HRIS System (Paycom), and as part of its remediation plan, the Company has utilized alternative tools, such as FloQast, to update its tech stack, solidify the Company’s data foundational layer, and simplify data transfer through better system connectivity. During October 2025, the Company engaged the services of a fractional Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”) to thoughtfully guide the Company’s technology strategy and help to remediate the aforementioned material weakness. In February 2026, the Company hired a full time Chief Technology Officer.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for significant turnover in the Company’s personnel across the Finance, IT, Legal, and Investor Relations.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers and Significant Employees

As of March 27, 2026, our directors, executive officers and significant employees were as follows:

Name	Position	Age	Term in Office	Fulltime with the Company
Executive Officers
Paolo Tiramani	Co-Chief Executive Officer and Chief Engineering and Strategy Officer	66	Since December 2017	Yes
Galiano Tiramani	Co-Chief Executive Officer and Chief Marketing and Strategy Officer	38	Since December 2017	Yes
Martin Noe Costas	Chief Financial Officer	49	Since October 2023	Yes

Directors
Paolo Tiramani	Executive Chairman	66	Since June 2020
Galiano Tiramani	Director	38	Since June 2020
Dr. Morris A. Davis, PhD *	Director	54	Since December 2025
Zvi Yemini*	Director	75	Since June 2023

Significant Employees
Kyle Denman	Chief Product Officer	32	Since December 2017	Yes

* Independent director.

Paolo Tiramani, Co-Chief Executive Officer, Chief Engineering and Strategy Officer, Executive Chairman

Paolo Tiramani serves as our co-Chief Executive Officer (CEO), Chief Engineering and Strategy Officer, and is the Executive Chairman of our Board of Directors. An industrial designer and mechanical engineer, Paolo has over 150 patent filings. Paolo founded BOXABL in 2017 and initially funded BOXABL through his intellectual property investment company 500 Group Inc., which he operated from 1986-2017. Paolo also founded Supercar System in 2014, which he still operates as of present. Shortly after founding the Company, Paolo chose Las Vegas, Nevada to develop the BOXABL project into an operating company due to its strategic location, business and tax climate. Paolo served as the CEO of BOXABL until April 22, 2025, when he became the Co-CEO with his son, Galiano Tiramani. He possesses a Bachelor’s degree in Industrial Design Engineering and Mechanical Engineering from the Central Saint Martins College of Art, located in London.

Paolo has an extensive background in engineering, product innovation, and organizational leadership across multiple companies. In each of the above roles, his responsibilities consisted of designing innovative technologies and/or products, such as designing the automotive product for Supercar. At Supercar and 500 Group Inc., Paolo also managed various staff, such as the engineering team. At BOXABL, he plays a key role in articulating the Company’s long-term vision and advises other key staff, such as the CFO, on how to ensure alignment with this vision through operations. He initially started the Company with a singular team of six people, building out operations over the last 9 years to scale to more than 100 employees. Throughout his career, he has demonstrated a knack for engineering unique and efficient designs. From 2014 to 2015, he won three awards for products he had designed in the A’Design Award and Competition, a prestigious international competition that recognizes, promotes, and awards top-tier design work across all disciplines. This innovative mindset has allowed him to configure housing products in a wide range of categories, including workforce, government, disaster, and RV housing, going beyond the traditional targeting of B2C (business to consumer) and B2B (business to business).

Galiano Tiramani, Co-Chief Executive Officer and Chief Marketing and Strategy Officer, Director

Galiano Tiramani serves as our co-Chief Executive Officer and Chief Marketing and Strategy Officer and is a member of our board of directors. In 2015, he founded and operated a large green farming and processing facility in Northern California until 2017, when he moved to Las Vegas to pursue BOXABL full time. Prior to this, he founded a cryptocurrency exchange and bitcoin ATM network in 2014, which saw success and was later sold. From 2017 to 2025, he served as the Chief Marketing Officer at BOXABL. Effective April 22, 2025, Galiano was appointed as the Company’s Co-Chief Executive Officer. Galiano holds a bachelor’s degree in business. Paolo and Galiano Tiramani are father and son.

As the Co-CEO, Galiano guides high-level decision-making in collaboration with our CFO Martin Costas and Co-CEO, Paolo. He manages relationships with key stakeholders and ensures alignment between business objectives and company vision. He also directs major initiatives to drive growth. As Chief Marketing Officer, he oversaw the development and execution of the Company’s marketing vision and strategy and managed fundraising efforts by taking responsibility for the Company’s Regulation A Offering. He also engaged in brand positioning efforts, managed high-level marketing campaigns, and ensured consistent messaging across all channels. Galiano’s creative mindset and passion for BOXABL’s mission translate into his ability to create significant exposure for the BOXABL brand across social media. His previous experience founding and operating disruptive companies means he is well-aligned to lead BOXABL and contribute to the paradigm shift in the housing industry we aim to achieve.

Martin Noe Costas, Chief Financial Officer, Treasurer

Martin Costas has served as BOXABL’s Chief Financial Officer since October 2023. Martin is a highly accomplished and visionary leader with an exceptional decades-long track record of strategic and operational excellence. With a solid foundation from over 8 years with public accounting with PwC and over 15 years with Fortune 500 companies, Martin has consistently demonstrated his strategic prowess and operational acumen. His most recent position was as CFO with Honeywell Process Solutions, a $4 billion+ global business pioneer in automation control, instrumentation, and services, where he served as CFO from 2022 until October 2023. Prior to this role, he served 3 years (2019 – 2022) as CFO at Nexans Amercable, a global leader in jacketed electrical power, control, and instrumentation cable. From 2017 to 2019 Martin led a Fortune 100 finance transformation as Global Process Owner with Sysco. Prior to that time, he spent over 9 years with SLB (formerly Schlumberger) where he led the finance function of a $6billion+ global Business as the Drilling Solutions Global Controller. Prior to that time, Martin spent over 9 years with PricewaterhouseCoopers. Martin has a robust academic foundation, including an MBA from Universität de Barcelona and a bachelor’s degree from Universidad Argentina De La Empresa (UADE), combining academic rigor with practical expertise. His global perspective, fluency in multiple languages, and commitment to excellence continue to make him a trailblazing leader in the business world.

Zvi Yemini, Director

Zvi is an entrepreneur, industrialist, inventor from Israel, including experience with public companies. Zvi has served as a board member of BOXABL since 2023. In 1987, Zvi established ZAG Industries Company which focused on the development, production and marketing of toolboxes and products for the DIY industry. ZAG Industries later went on to be acquired by Stanley Black & Decker in 1998, at a value of $120 million. In 2002, he also founded Hydro Industries, a manufacturing company. In 2000, Zvi co-founded Polymer Logistics, which specialized in transportation solutions for the food industry. Polymer Logistics was acquired by a large reusable packaging and supply chain solutions provider in 2017. In 2009, he founded TechCare Ltd. TechCare was formerly listed on the NYSE and Zvi has served as the TechCare’s chair of the board of directors since 2021 to present. In January 2012, he began serving on the board of Skenkar Design College and continues to serve in this role as of present day. From September 2000- September 2017, he served as a director of The Peres Center for Peace.

Morris A. Davis, Director

Since September 2014, Dr. Davis has served as the Paul V. Profeta Chair in Real Estate and Professor in the Department of Finance and Economics at Rutgers Business School, where he also serves as the Academic Director of the Center for Real Estate. In these roles, he leads academic and industry initiatives in real estate finance and economics,  directs research and policy engagement, and advises senior stakeholders on market trends, capital formation, and governance matters. From March 2025 to November 2025, Dr. Davis served as the Chief Housing Economist on the Council of Economic Advisers, where he provided economic analysis and policy guidance on housing markets and related macroeconomic issues. Dr. Davis served on the board of directors of AGNC Investment Corp., a publicly traded mortgage REIT, from May 2008 to March 2025, including service as chair of the compensation and corporate governance committee from 2016 to 2025. He was reappointed to the Board of AGNC Investment Corp in January 2026 following his departure from the Council of Economic Advisers. He also served on the board of directors of American Capital Mortgage Investment Corporation from July 2011 to May 2016 and on the board of directors of SkyBridge Opportunity Zone Real Estate Investment Trust, Inc. from November 2018 to September 2019. Earlier in his career, Dr. Davis was an economist at the Board of Governors of the Federal Reserve System, where he worked in the Macroeconomic and Quantitative Studies and Flow of Funds Sections from 1998 to 2001 and from 2002 to 2006, respectively, and he served on the faculty of the University of Wisconsin–Madison School of Business from 2006 to 2014.

Kyle Denman, Chief Product Officer

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

Involvement of Directors in Certain Legal Proceedings

By complying with all requirements of his probation and state law, on August 21, 2023, the Superior Court in the County of Lake agreed to dismiss the convictions and vacated the pleas of Galiano Tiramani’s nolo contendere. The dismissal of the conviction and vacating of the pleas stemmed from a “Nolo Plea” entered on July 10, 2019 in the Superior Court of California (County of Lake) resulting in a conviction of a misdemeanor for possession of marijuana for sale under California’s Health and Safety Code Section 11359 (“HS 11359”) by Mr. Tiramani, who currently serves as Co-Chief Executive Officer and Chief Marketing and Strategy Officer and as a Director on the Company’s Board of Directors.

Corporate Governance

The Company’s Board of Directors is comprised of two independent directors out of four total directors, indicated above, as determined under the listing standards of the Nasdaq Listing Rule 5605(a) – (e). As described in more detail below, our independent directors also serve on the Company’s Audit, Compensation and Nominating and Corporate Governance Committees. Paolo Tiramani and Galiano Tiramani, as controlling stockholders, waived the annual meeting and signed a stockholder consent electing themselves, Zvi Yemini and four other independent directors to the Board on May 1, 2024. Thereafter each of the independent directors other than Zvi Yemini resigned from the Board as the Company seeks to realign it Board composition in anticipation of the consummation of the transactions contemplated by the Merger Agreement and listing on Nasdaq. Further, the Company appointed a new independent director in December 2025, Dr. Morris A. Davis. Dr. Davis qualifies as an audit committee financial expert, as that term is defined under SEC rules, and possesses financial sophistication as defined under Nasdaq rules. The Company is identifying additional independent directors to be included on the Board, but no formal offers have been made.

In 2025, the Board held four meetings. No director attended fewer than 75% of the aggregate of the total number of Board meetings and committee meetings. The Company does not have a policy pertaining to the attendance of Board members at the Company’s annual meeting of stockholders.

Board Leadership Structure and Roles in Risk Oversight

Paolo Tiramani and Galiano Tiramani, the Company’s Co-CEOs, serve as Directors of the Board. In addition, Paolo Tiramani was appointed as Executive Chairman of the Board on April 22, 2025. While no single leadership model is right for all companies and at all times, the Board recognizes that, depending on the circumstances, other leadership models, such as the appointment of a lead independent director, may be appropriate. Accordingly, the Board may periodically review its leadership structure.

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

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee is comprised of Paolo Tiramani, Galiano Tiramani, and Zvi Yemini. The Nominating and Corporate Governance Committee is responsible for, among other things:

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

In 2025, the Nominating and Corporate Governance Committee held 2 meetings. The Nominating and Corporate Governance Committee Charter was included as Appendix A to the Company’s definitive information statement pursuant to Section 14(c) of the Exchange Act, filed with the SEC on September 9, 2024 (the “Information Statement”). In considering qualified candidates to serve on the Board, the Nominating and Corporate Governance Committee seeks to assemble a Board that brings together a variety of skills derived from high quality business and professional experience.

Due to the structure of the Company’s voting power, the Company does not believe a policy for the consideration of director candidates recommended by stockholders is necessary at this time. Paolo Tiramani holds a supermajority vote based on his 73.8% beneficial ownership of Common Stock, and combined with the 25.6%  voting power held by Galiano Tiramani, the Tiramanis effectively control 99. 6% of the Company’s total voting power.

Compensation Committee

As of the date of this annual report, March 27, 2026, our Compensation Committee is comprised of Zvi Yemini and Dr. Morris A. Davis*, and is advised by a third party compensation consultant, Pay Governance. The Compensation Committee is responsible for, among other things:

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

* Note that Dr. Davis was appointed to the Compensation Committee on March 19, 2026.

In 2025, the Compensation Committee held two meetings.  The Compensation Committee Charter was included as Appendix B to the Information Statement. The Compensation Committee approved each executive officer’s 2025 compensation. For information regarding executive officer participation in deliberations regarding compensation, see “Compensation and Insider Participation,” below.

Audit Committee

Our Audit Committee is comprised of Dr. Morris A. Davis and Zvi Yemini*. The Audit Committee is responsible for, among other things:

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

* Note that Mr. Yemini was appointed to the Audit Committee on March 26, 2026.

Dr. Davis qualifies as an audit committee financial expert, as that term is defined under SEC rules, and possesses financial sophistication as defined under Nasdaq rules. In 2025, the Audit Committee held 4 meetings. The Audit Committee Charter was included as Appendix C to the Information Statement.

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

Our management is responsible for the Company’s financial statements and the financial reporting process, including the systems of internal controls, disclosure controls and procedures. Our independent registered public accounting firm for the fiscal year ended December 31, 2025, CBIZ CPAs, is responsible for performing an independent audit of the Company’s financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and for issuing a report thereon.

The Audit Committee has reviewed and discussed our audited financial statements for the year ended December 31, 2025 with management and with CBIZ CPAs. The Audit Committee has also discussed with CBIZ CPAs the matters required to be discussed by the applicable requirements of the PCAOB and the SEC. In addition, the Audit Committee received the written disclosures and the letter from CBIZ CPAs required by the applicable requirements of the PCAOB regarding CPIZ CPAs’ communications with the Audit Committee concerning independence, and has discussed with CBIZ CPAs its independence.

Based on the review and discussions described above, the Audit Committee recommended to the Board that the audited financial statements be included in this Annual Report.

Members of the Audit Committee who approved this report:

Dr. Morris A. Davis, PhD

Mr. Zvi Yemini

Code of Ethics

The Company has adopted a Code of Ethics and Business Conduct that applies to all of its employees, its executive officers, including its Co-CEOs, CFO and Controller, and its Directors. The Code of Ethics and Business Conduct is included as Exhibit 14.1 hereto.

Communications with the Board of Directors

The Company’s stockholders or other interested party may contact the Board members individually or as a group by writing to the Investor Relations Manager at BOXABL Inc., 5345 E. N. Belt Road, North Las Vegas, NV 89115, with a request to forward the communication to the intended recipient or recipients. In general, any stockholder communication delivered to the Investor Relations Manager for forwarding to the Board or specified Board member or members will be forwarded in accordance with the stockholder’s instructions. However, the Investor Relations Manager reserves the right not to forward to Board members any abusive, threatening, or otherwise inappropriate materials. Information regarding the submission of comments or complaints relating to our accounting, internal accounting controls, or auditing matters can be found on our website at https://www.BOXABL.com/contact-us.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), and the rules of the Securities and Exchange Commission (SEC) require our directors, executive officers, and persons who own more than 10% of our Common Stock, Non-Voting Series A Preferred Stock, Non-Voting Series A-1 Preferred Stock, Non-Voting Series A-2 Preferred Stock, and Non-Voting Series A-3 Preferred Stock to file reports of their ownership and changes in ownership of our Common Stock with the SEC. Based solely on our review of the reports filed during 2025, we determined that no director, executive officer, or beneficial owner of more than 10% of our Common Stock failed to file a report on a timely basis during 2025.

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

As an emerging growth company, BOXABL has opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act. The compensation provided to BOXABL’s named executive officers for the fiscal years ended December 31, 2024, and 2023 is detailed in the Summary Compensation Table and accompanying footnotes and narrative that follow. BOXABL’s named executive officers for the fiscal year ended December 31, 2024, include Messrs. Paolo Tiramani, Galiano Tiramani and Martin Noe Costas.

Summary Compensation Table

The table below summarizes the total compensation paid or earned by BOXABL’s named executive officers (our three highest paid executive officers) in the fiscal years ended December 31, 2025, and 2024.

(In Thousands)

Name and principal position	Year		Salary ($)	Bonus ($)	Stock awards ($) (4)		Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Paolo Tiramani,	2025		$595	$0	–					$–		$595
Co-Chief Executive Officer	2024		$595	$298	–					$–		$893
Galiano Tiramani,	2025		$595	$0	–					$–		$595
Co-Chief Executive Officer	2024		$595	$298	–					$7	(1)	$900
Martin Noe Costas,	2025	(2)	$347	$0	$–					$–		$347
Chief Financial Officer	2024	(2)	$325	$163	$10,000	(3)				$–		$10,488

(1)	Composed of $7,000 in 2024 for costs related to use of the Company’s vehicle.

(2)	Reflects compensation to Mr. Costas during 2024, whose employment commenced October 2, 2023. On April 29, 2025, Mr. Costas received a salary increase, increasing his annual salary from $325k to $375k. For more details, see Employment Agreements with Key Executives.

(3)	Represents the aggregate grant date fair value of 12,500,000 Restricted Stock Units (“RSUs”), granted in 2024,computed in accordance with FASB ASC Topic 718. This amount does not reflect the actual economic value realized by the named executive officer. For additional information see the table Outstanding Equity Awards at Fiscal Year End (below).

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

Employment Agreements with Key Executives

Effective January 1, 2023, the Company entered into employment agreements with our Co-CEO and Chief Engineering and Strategy Officer, Paolo Tiramani, and Co-CEO and Chief Marketing and Strategy Officer, Galiano Tiramani.  Under the terms of the agreements, each will receive an annual base salary of $595,000, which may be modified at the discretion of the Board. They will both be eligible for an annual bonus determined in the sole discretion of the Board and based, in part, on the performance of the executive and of the Company during the calendar year. The bonus is not earned until paid, and if terminated prior to payment will not be pro-rated. The agreements also provide for vacation at the discretion of the executive subject to the Company’s demands, reimbursement of business expenses, and use of Company employees for tasks outside the course and scope of that employee’s employment with a provision for reimbursement of the Company at the employee’s current hourly rate. Other benefits include personal security services, including assignment of security personnel, for the executives and their immediate families, and an automobile for the executive’s personal and business use with maintenance, insurance and gas paid for by the Company. The agreements also provide for the executives to field test Company products and product components in their personal homes. The agreements provide for at-will employments and will terminate upon death or upon fourteen days written notice from the Company in the event of disability.

Mr. Costas has an at-will employment agreement under which he receives a salary of $375,000 per year. He also received a stock grant (subject to vesting period and other terms and conditions described below) in connection with his employment in 2023, and received a relocation benefit of $28,000 in 2023. The $10.0 million grant to Mr. Costas in 2024 consists of a total of 12,500,000 Restricted Stock Units (“RSUs”) granted under the Company’s Amended 2021 Stock Incentive Plan. The 2024 RSUs will fully vest on December 24, 2027 and the 7,142,857 RSUs granted in 2023 will fully vest on October 2, 2026. In each case, the RSUs will become subject to monetization once fully vested and upon the first to occur of (i) a time at which the Company tenders for and successfully acquires the RSUs, (ii) the date of the closing of a transaction (or series of transactions) that results in a “change of control” of the Company; or (iii) the first trading day that is on or after the expiration of the “lock up” period after the effective date of the initial underwritten sale of the Company’s equity securities to the public on an established securities market (collectively, a “Qualifying Transaction”). The RSUs will be settled in shares of the Company’s Common Stock and a cash payment made in a single sum within fifteen business days after the closing of a Qualifying Transaction. If Mr. Costas’ employment terminates for any reason prior to a Qualifying Transaction, such termination will result in the immediate cancellation and lapse of the RSUs. In the event of termination for cause after a Qualifying Transaction but prior to payment, he will not be entitled to payment. For details see Exhibits 10.18, 10.19 and 10.21 to this Annual Report.

Equity Incentive Plan

On October 4, 2021, the Board authorized, and the stockholders approved, the Company’s Amended 2021 Stock Incentive Plan (the “Plan”), which allows for the award of Options to purchase Common Stock, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units (“RSUs”), and Stock Grants. In October 2024, the Company further amended its Amended 2021 Stock Incentive Plan to increase the number of shares available for issuance under the Plan, among other items. As of December 31, 2025, the Plan had 378,247,032 shares available for issuance . During the years ended December 31, 2025 and 2024, the Company had granted 0 and 507,042 stock options to purchase shares of Common Stock, respectively, which vest over periods ranging from 28 to 36 months and expire ten years from the date of grant. During the years ended December 31, 2025 and 2024, the Company granted 14,002,978 and 126,500,031 RSUs, respectively. As of December 31, 2025, 171,752,968 RSUs were outstanding. As of December 31, 2024, 173,571,508 RSUs were outstanding.

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

Stock option grants generally have an exercise price equal to the fair market value of the Common Stock on the date of grant and expire ten years from the grant date unless an earlier time is set in the award agreement. The Compensation Committee of the Board of Directors also has discretion to set terms for vesting, performance goals or other conditions precedent to the exercise of the stock option. If the Participant’s employment or service is terminated for cause all unexercised stock options immediately lapse even if vested; otherwise, participants have three months following termination of employment to exercise vested options. Incentive stock option grants to holders of 10% or more of the Company’s combined voting power of all classes of the Company’s securities will have an exercise price not less than 110% of the fair market value on the date of grant and shall be exercisable for no more than five years from the date of grant.

Compensation  of Directors

(In Thousands)

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)		Non-equity incentive plan compensation ($)		Nonqualified deferred compensation earnings ($)		All other compensation ($)		Total ($)
Paolo Tiramani	2025	$0	$0		$0		$0		$0		$0	$0
	2024	$0	$0		$0		$0		$0		$0	$0
Galiano Tiramani	2025	$0	$0		$0		$0		$0		$0	$0
	2024	$0	$0		$0		$0		$0		$0	$0
David R. Cooper II (2)	2025	$40	$0		$0		$0		$0		$0	$240
	2024	$40	$200		$0		$0		$0		$0	$86
Veronica Nkwodimmah Stanaway (3)	2025	$20	$0	$		$		$		$		$240
	2024	$40	$200		$0		$0		$0		$0	$86
Gregory F. Ugalde (3)	2025	$20	$0			$		$		$		$240
	2024	$40	$200		$0		$0		$0		$0	$86
Christopher J. Valasek (4)	2025	$10	$0	$		$		$		$		$240
	2024	$40	$200		$0		$0		$0		$0	$86
Zvi Yemini	2025	$40	$0	$		$		$		$		$240
	2024	$40	$200		$0		$0		$0		$0	$86

(1)	Represents grants in 2024 of 250,000 RSUs to each non-employee director under the Company’s Amended 2021 Stock Incentive Plan (the “Plan”). Each RSU represents the right to receive one share of the Company’s common stock upon vesting and settlement, if any, in accordance with the terms of the applicable award agreement and the Plan. The RSUs vest on the date upon which both the service-based and performance-based requirements are satisfied. RSUs granted in 2024 vest on a quarterly basis if both the service-based and performance-based requirements (i.e. the occurrence of a Qualifying Transaction) are satisfied. Any RSUs that remain unvested upon a director’s resignation or other termination of service are forfeited and cancelled. Upon a director’s termination of service by reason of death or disability, unvested RSUs vest only to the extent provided in the applicable award agreements. The Plan permits the Company, in its discretion and subject to applicable approvals, to grant or re-grant equity-based awards in various forms, including awards other than RSUs.
(2)	Mr. Cooper served as a director of BOXABL until his resignation on December 12, 2025.
(3)	Ms. Stanaway and Mr. Ugalde served as a directors of BOXABL until their resignation on June 30, 2025.
(4)	Mr. Valasek served as a director of the Company until his resignation on February 7, 2025.

Effective December 12, 2025, Morris A. Davis, Ph.D. was appointed to the Company’s Board of Directors. Dr. Davis has also been appointed to the Audit Committee of the Board. As compensation for his service as a director, Dr. Davis will receive $80,000 in cash and $250,000 of restricted stock units under the Company’s current Stock Incentive Plan. Mr. Davis has not yet received his cash compensation and has not yet been granted his RSUs.

Under the terms of the directors’ participation agreements, awards of Restricted Stock Units will be revisited as terms of service mature. Each non-employee director is entitled to reimbursement for reasonable expenses relating to his or her service on the Board and any committee, including travel, meals, and other related expenses.

Compensation Committee and Insider Participation

During 2025, Zvi Yemini and, until their respective resignations, each of David Cooper, Veronica Nkwodimmah Stanaway and Gregory Ugalde served as members of the Company’s Compensation Committee. None of these members were then employees or officers of the Company nor former officers of the Company and there were no related party transactions between any of these members and the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table displays, as of December 31, 2025, the voting securities beneficially owned by (1) any individual director or officer who beneficially owns more than 5% of any class of our capital stock entitled to vote, (2) all executive officers and directors as a group and (3) any other holder who beneficially owns more than 5% of any class of our capital stock entitled to vote:

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Amount and nature of beneficial ownership acquirable	Percent of class
Common Stock	Paolo Tiramani(1)	2,213,755,800 shares of Common Stock (2)	-	73.8%
Common Stock	Galiano Tiramani(1)	773,139,600 shares of Common Stock (3)(4)	-	25.8%
Common Stock	Officers and Directors as a Group	2,986,895,400 shares of Common Stock (5)	-	99.6%

(1) C/O BOXABL INC., 5345 E. No. Belt Rd., North Las Vegas, NV, 89115.

(2) Includes 1,087,800,000 shares of Common Stock owned by the Paolo Tiramani 2020 Family Gift Trust and 1,114,705,800 shares of BOXABL Common Stock owned by the Austin Powers Trust.

(3) Includes 397,800,000 shares of BOXABL Common Stock owned by the Galiano Tiramani 2020 Family Gift Trust, 2,500,000 shares of BOXABL Common Stock owned by the Dechomai Asset Trust, and 362,205,800 shares of BOXABL Common Stock owned by the Shontor Asset Protection Trust. Further, excludes 25,000,000 million shares of Non-Voting Series A-2 Preferred Stock owned by the Dechomai Asset Trust.

(4) Includes 5,633,800 Non-Qualified Stock Options owned by spouse that are fully vested, have an exercise price of $0.071 and expire October 4, 2031.

(5) Does not include 57,143 shares of BOXABL Common Stock underlying Restricted Stock Units granted to Mr. Yemini on July 1, 2023 but where the issuance of shares is deferred until a future Distribution Date, amounting to a total of 57,143 shares of BOXABL Common Stock. Also, does not include 250,000 shares of BOXABL Common Stock underlying Restricted Stock Units that were awarded to Mr. Yemini on December 24, 2024, but remain subject to performance-based vesting requirements, amounting to a total of 250,000 shares of BOXABL Common Stock. Does not include RSUs to be granted to Dr. Davis in connection with his appointment to the Board in December 2025, which have not yet been issued. For details regarding vesting terms, see Compensation of Directors and Officers – Compensation of Directors.

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

Supercar System, Inc. Services Agreement

Effective as of January 1, 2023, the Company and Supercar System entered into a services agreement under which the Company will provide, or will cause third parties to provide, employee services in connection with Supercar System’s business. Supercar System will be required to reimburse the Company for the value of the time spent by a BOXABL employee rendering services to Supercar System based on that employee’s wages at the Company and for the fair market value of any goods or materials consumed in the course of performing such services. The Company can decline requests by Supercar System for any good faith reason. Supercar System is controlled by the Company’s CEO, Paolo Tiramani. As of December 31, 2024, Supercar System had a balance due to BOXABL of $5,700 related to payroll costs. This amount was settled on February 28, 2025. As of December 31, 2025, there was zero balance due to BOXABL from Supercar System. For more details, see also Exhibit 10.14 to this Annual Report.

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

Trademark License Agreement

Effective as of December 1, 2025, the Company entered into a Trademark License Agreement with its Co-CEO and Director, Galiano Tiramani, for the use of certain trademarks of the Company for a BOXABL meme coin created by Galiano Tiramani. The meme coin does not grant any financial rights to the Company, or create any obligations for the Company. In exchange for the licensed trademarks, the Company will receive a royalty payment, paid on a quarterly basis, equal to the gross cash flows from the sale of the meme coin, less any documented expenses incurred.  No payments were made to the Company under this agreement in 2025 and as of March 27, 2026, no payments have yet been made.

Provision of Professional Services to our CEO and Majority Stockholder

Pursuant to Paolo Tiramani’s employment agreement, BOXABL occasionally provides professional services to the majority shareholder and CEO for work outside of BOXABL’s core business. The amount paid to the Company totaled $5,540 for the year ended December 31, 2025.

Director Independence

For information concerning our independent directors, see above Item 10. Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

	For the years ended
(In Thousands)	December 31, 2025	December 31, 2024
Audit fees (1)	$818	$205
Audit-related fees (2)	$41	$12
Tax fees (3)	$103	$67
All other fees (4)	$-	$-
Total fees	$962	$284

(1)	Audit fees consist of the fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)	Audit-related fees consist of the fees billed in each of the last two fiscal year for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit fees.”

(3)	Tax fees comprise fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning. These services include tax preparation and filing.

(4)	All other fees comprise fees for products and services provided by the principal accountant other than those specified in audit, audit-related and tax fees.

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

3. Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 4, 2025	8-K	000-56579	2.1	August 5, 2025

2.2	Amendment to the Agreement and Plan of Merger dated November 3, 2025	8-K	000-56579	2.1	November 4, 2025

3.1	Seventh Amended and Restated Articles of Incorporation	8-K	000-56579	3.1	August 22, 2025

3.2	Bylaws	1-A POS	024-11419	2.2	September 19, 2022

9.1	Voting Trust Agreement**	10-Q	000-56579	9.1	August 19, 2024

10.1	Facilities Lease Agreement	1-A POS	024-11419	6.2	September 19, 2022

10.2	Initial Purchase Orders and Related Agreements	1-A POS	024-11419	6.4	September 19, 2022

10.3	Form of Room Module Order Agreement	1-A POS	024-11419	6.5	September 19, 2022

10.4	Amended 2021 BOXABL Inc. Stock Incentive Plan	8-K	000-56579	10.4	October 18, 2024

10.5	Employment Agreement of Paolo Tiramani+	10-12G	000-56579	10.6	August 10, 2023

10.6	Employment Agreement of Galiano Tiramani+	10-12G	000-56579	10.7	August 10, 2023

10.7	Merger Agreement	10-12G	000-56579	10.8	August 10, 2023

10.8	Purchase Agreement with Pronghorn Services LLC	10-12G	000-56579	10.9	August 10, 2023

10.9	Amendment No. 1 to Facilities Lease Agreement	10-12G	000-56579	10.10	August 10, 2023

10.10	Amendment No. 2 to Facilities Lease Agreement	10-12G	000-56579	10.11	August 10, 2023

10.11	Amendment No. 3 to Facilities Lease Agreement	10-12G	000-56579	10.12	August 10, 2023

10.12	Amendment No.4 to Facilities Lease Agreement	10-Q	000-56579	10.12	November 12, 2024

10.13	Lease Agreement for Second Manufacturing Facility	10-12G	000-56579	10.13	August 10, 2023

10.14	Supercar System, Inc. Services Agreement	10-12G	000-56579	10.15	August 10, 2023

10.15	Supercar System, Inc. Lease Agreement	10-12G	000-56579	10.16	August 10, 2023

10.16	Form of Award for Employees	10-K	000-56579	10.16	April 14, 2025

10.17	Form of Award for Directors	10-K	000-56579	10.17	April 14, 2025

10.18	Martin Noe Costas Offer Letter+	8-K	000-56579	10.1	October 13, 2023

10.19	Restricted Stock Unit Agreement between the Company and Martin Noe Costas **	8-K	000-56579	10.2	October 13, 2023

10.20	Punnet Construction Purchase Contract	10-K	000-56579	10.20	April 14, 2025

10.21	Restricted Stock Unit Agreement between the Company and Martin Noe Costas **	10-K	000-56579	10.21	April 14, 2025

10.22	Form of Award for Consultants	10-K	000-56579	10.22	April 14, 2025

10.23	Sponsor Support Agreement, dated as of August 4, 2025	8-K	000-56579	10.1	August 5, 2025

10.24	Company Support Agreement, dated as of August 4, 2025	8-K	000-56579	10.2	August 5, 2025

10.25	Form of Company Lock-Up Agreement	8-K	000-56579	10.3	August 5, 2025

10.26	Form of Sponsor Lock-Up Agreement	8-K	000-56579	10.4	August 5, 2025

10.27	Trademark License Agreement	8-K	000-56579	10.1	December 23, 2025

10.28	Modular Amenities Building Purchase Order and Work Order *; **	8-K	000-56579	10.1	December 8, 2025

10.29	Morris A Davis, Ph.D. Offer Letter+					X

14.1	Code of Ethics	10-K	000-56579	14.1	April 1, 2024

23.1	Consent of Marcum LLP					X

23.2	Consent of CBIZ CPAs					X

31.1	Certification of Paolo Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Galiano Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Galiano Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Amendment No. 2 to the Registration Statement on Form S-4	S-4/A	333-290357-01		February 5, 2026

*	Certain of the schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Management contract or compensatory plan or arrangement.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) BOXABL Inc.

By:	/s/ Paolo Tiramani
Paolo Tiramani
Co-Chief Executive Officer

Date:	March 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Paolo Tiramani
Paolo Tiramani
Co-Chief Executive Officer and Executive Chairman

Date	March 27, 2026

By:	/s/ Galiano Tiramani
Galiano Tiramani
Co-Chief Executive Officer and Director

Date	March 27, 2026

By:	/s/ Martin Noe Costas
Martin Noe Costas
Chief Financial Officer and Principal Accounting Officer

Date	March 27, 2026

By:
Zvi Yemini
Director

Date	March 27, 2026

By:	/s/ Dr. Morris A. Davis
Dr. Morris A. Davis
Director

Date	March 27, 2026

