Form 10-Q
period 2026-03-31
BOXABL Inc.
filed 2026-05-15
CIK 1816937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026 the registrant had 3,000,000,000 shares of Common Stock outstanding.

BOXABL Inc.

Form 10-Q

Unless expressly indicated or the context requires otherwise, the terms “BOXABL,” “the Company,” “we,” “us,” and “our” in this document refer to BOXABL Inc., a Nevada corporation, and, where appropriate, its subsidiaries.

Unless otherwise indicated, dollar amounts above $1,000 in this Report have been rounded to the nearest thousand, million or billion, as applicable.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. These forward-looking statements include information relating to, among other things, the Company, its business plan and strategy, and its industry and are based on the beliefs of, assumptions made by, and information currently available to the Company’s management. All statements contained in this Report other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BOXABL INC.

Unaudited CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(In Thousands)	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$22,256	$29,022
Accounts receivable	1,127	41
Loan receivable – current	16	20
Escrow receivable	189	135
Inventories, net	18,177	18,848
Other current assets	1,026	798
Total current assets	42,791	48,864

Non-current assets:
Restricted cash	3,987	3,968
Property and equipment, net	6,864	7,335
Digital assets	696	893
Intangible assets, net	346	498
Right of use assets, net	5,773	6,646
Deposits on equipment	268	93
Loan receivable - non-current	20	20
Security deposits	854	854
Other long term assets	59	88
Total non-current assets	18,867	20,395
Total assets	$61,658	$69,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,720	984
Customer deposits	3,287	3,551
Deferred revenue	1,809	1,548
Lease liability- current	3,298	3,520
Subscription liability	26	-
Accrued expenses and other current liabilities	1,830	1,991
Total current liabilities	11,970	11,594

Long-term liabilities:
Lease liability - non-current	2,950	3,648
Total liabilities	$14,920	$15,242

Commitments and contingencies – See Note 13	-	-

Stockholders’ equity:
Series A Preferred Stock $0.00001 par, 0.25 billion shares authorized, 188,540 and 188,540 thousand shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	2,566	2,566
Series A-1 Preferred Stock $0.00001 par, 1.10 billion shares authorized, 855,869 and 855,869 thousand shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	634,479	634,479
Series A-2 Preferred Stock $0.00001 par, 2.05 billion shares authorized, 174,324 and 174,324 thousand shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	101,003	101,003
Series A-3 Preferred Stock $0.00001 par, 8.75 billion shares authorized 109,854 and 109,209 thousand shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	77,165	76,649
Unclassified Preferred Stock $0.00001 par, 2.25 billion shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common Stock $0.00001 par, 17.8 billion shares authorized, 3.00 billion shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	30	30
Additional paid-in capital	15,058	15,274
Accumulated deficit	(783,563)	(775,984)
Total stockholders’ equity	46,738	54,017
Total liabilities and stockholders’ equity	$61,658	$69,259

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED CONDENSED CONSOLIDATED Statements of COMPREHENSIVE LOSS

	For The Three Months Ended
(In Thousands, except per share amounts)	March 31, 2026	March 31, 2025
Revenues	$1,556	$123
Cost of goods sold	4,909	2,118
Gross loss	(3,353)	(1,995)

Operating expenses:
General and administrative	3,189	1,807
Sales and marketing	525	6,350
Research and development	566	583
Total operating expenses	4,280	8,740

Loss from operations	$(7,633)	$(10,735)

Other income (expense):
Interest income	209	302
Mark-to-market adjustment on digital assets	(197)	-
Other income	42	170
Total other income (expense), net:	54	472
Net loss attributed to common stockholders	$(7,579)	$(10,263)

Weighted average common shares outstanding -basic and diluted	3,000,000	3,000,000
Net loss per common share - basic and diluted	(0.00)	(0.00)
Comprehensive Loss
Net Loss	$7,579	$10,263
Unrealized loss on investments	$-	$35
Comprehensive Loss	$7,579	$10,298

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED CONDENSED CONSOLIDATED statements of stockholders’ equity

	Series A-3 Preferred Stock		Series A-2 Preferred Stock		Series A-1 Preferred Stock		Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Accumulated Other Comprehensive	Stockholders’
(In Thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of January 1, 2025	31,973	$20,443	174,278	$100,969	850,605	$630,265	194,423	$2,671	3,000,000	$30	$19,322	$(718,435)	170	$55,435
Issuance of preferred stock	15,710	12,199	-	-	-	-	-	-	-	-	-	-	-	12,199
Shares Retired	(4)	(3)	-	-	(5,882)	(105)	-	-	-	-	-	-	-	(108)
Offering costs		(775)	-	-	-	-	-	-	-	-	-	-		(775)
Stock based compensation	-	-	-	-	-	-	-	-	-	-	(2,943)	-	-	(2,943)
Net Loss	-	-	-	-	-	-	-	-	-	-	-	(10,263)	-	(10,263)
Net Loss on Investments	-	-	-	-	-	-	-	-	-	-	-	-	(35)	(35)
Balance as of March 31, 2025	47,679	$31,864	174,278	$100,969	844,723	$630,160	194,423	$2,671	3,000,000	$30	$16,379	$(728,698)	135	$53,510

Balance as of January 1, 2026	109,209	$76,649	174,324	$101,003	855,869	$634,479	188,540	$2,566	3,000,000	$30	$15,274	$(775,984)	-	$54,017
Issuance of preferred stock	645	516	-	-	-	-	-	-	-	-	-	-	-	516
Stock based compensation	-	-	-	-	-	-	-	-	-	-	(216)	-	-	(216)
Shares retired	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss												(7,579)		(7,579)
Net loss on investments	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Balance as of March 31, 2026	109,854	$77,165	174,324	$101,003	855,869	$634,479	188,540	$2,566	3,000,000	$30	$15,058	$(783,563)	-	$46,738

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

UNAUDITED CONDENSED CONSOLIDATED statements of cash flows

	For the Three Months Ended
(In Thousands)	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(7,579)	$(10,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	327	466
–Stock based compensation net recapture	(216)	(2,943)
Provision for credit losses (recoveries)	(93)	52
Mark to market on digital assets	197	-
Inventory valuation adjustments	1,897	2,149
Reserve for inventory obsolescence	964	-
Changes in operating assets and liabilities:
Accounts receivable	(990)	53
Escrow receivable	(55)	(2,311)
Inventories	(1,880)	(1,655)
Other current assets	(229)	(342)
Loan receivable	3	(172)
Accounts payable	738	(487)
Deferred revenue	261	359
Customer deposits	(264)	(132)
Other long term assets	29	-
Accrued expenses and other current liabilities	(161)	452
Right of use assets and liabilities	(47)	(11)
Net cash used in operating activities	(7,098)	(14,785)

Cash flows provided by investing activities:
Purchase of property and equipment	-	(100)
Deposits on equipment	(175)	-
Purchase of intangible assets	(16)	(16)
Gross proceeds from sale and maturities of investments	-	8,798
Net cash (used in) provided by investing activities	(191)	8,682

Cash flows provided by financing activities:
Proceeds from sale of preferred stock, net of offering costs and escrows	-	12,007
Proceeds from exercise of warrants	516	-
Proceeds (settlements) of subscription liability	26	(241)
Net cash and cash equivalents provided by financing activities	542	11,766

Change in cash, cash equivalents, and restricted cash	(6,747)	5,663
Cash, cash equivalents, and restricted cash beginning of year	32,990	9,630
Cash, cash equivalents, and restricted cash end of the period	$26,243	$15,293

Non cash investing and financing activities:
Investments held in escrow	$-	$1,728
Purchase of assets in accounts payable	$-	$68

The following table provides a reconciliation of cash, cash equivalents and restricted cash to the amounts recorded on the Company’s unaudited interim consolidated balance sheets

	March 31,
(In Thousands)	2026	2025
Cash and cash equivalents	$22,256	$11,392
Restricted cash	3,987	3,901
Cash, cash equivalents, and restricted cash end of the period	$26,243	$15,293

See accompanying notes to unaudited interim condensed consolidated financial statements

BOXABL INC.

notes to UNAUDITED INTERIM CONDENSED CONSOLIDATED financial statements

(Unaudited, all figures in thousands, except per share amounts and unit quantities unless otherwise indicated)

NOTE 1 – INCORPORATION AND NATURE OF OPERATIONS

Description of Business

BOXABL Inc. is a Nevada corporation originally organized as a Nevada limited liability company on December 2, 2017, and converted to a corporation on June 16, 2020. The Company’s subsidiaries include BOXABL NV Dealer, LLC (Nevada), Build IP LLC (Nevada), and BOXABL Developer, LLC (Texas). These unaudited interim condensed consolidated financial statements include the results of all subsidiaries and have been prepared in accordance with GAAP. The Company’s headquarters are in Las Vegas, Nevada.

BOXABL Inc. has developed a modular building system using advanced manufacturing processes and automotive-industry technology. Its products, referred to as “Casitas” or “Boxes,” are sustainable, high-quality buildings that benefit from mass-production practices. The Company has also developed patented folding and shipping technology enabling transport over existing roadways.

The Company’s Casitas can be configured for sale as a Park Model RV under ANSI A119.5 in the majority of U.S. states, and as a modular home in New Mexico, Nevada, California, Texas, and South Carolina, as well as in certain jurisdictions without a state-regulated modular program.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. They do not include all information and footnotes required for complete annual financial statements. In the opinion of management, all adjustments necessary for a fair statement have been included. All intercompany transactions and balances have been eliminated in consolidation. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results for the full year ending December 31, 2026. Amounts are expressed in U.S. dollars, rounded to the nearest thousand. The Company’s fiscal year ends December 31.

These financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2026.

The Company is an “emerging growth company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, (the “Exchange Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards. The Company has elected to take advantage of this extended transition period and accordingly is not required to adopt new or revised accounting standards on the effective dates as they apply to public companies.

Proposed Business Combination

On August 4, 2025, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with FG Merger II Corp., a Nevada corporation (“FGMC” or “Acquiror”), and FG Merger Sub II Inc., a wholly-owned FGMC subsidiary (“Merger Sub”). The Merger Agreement provides for a two-step transaction: first, Merger Sub merges with and into the Company (the Company surviving as a wholly-owned subsidiary of FGMC), and immediately thereafter the Company merges with and into FGMC, with FGMC continuing as the surviving public company renamed BOXABL Inc. (“Surviving Pubco”).

At the effective time of the First Merger, each share of the Company’s common stock (other than certain excluded shares and any shares held by stockholders who properly exercise and do not lose their dissenter’s rights under applicable Nevada law) will be converted into the right to receive a number of shares of common stock of the Surviving Pubco, as determined by the exchange ratio set forth in the Merger Agreement. Each share of the Company’s preferred stock will be converted into the right to receive shares of Surviving Pubco’s preferred stock as determined by the preferred exchange ratio set forth in the Merger Agreement. Outstanding Company convertible securities will be assumed by the Surviving Pubco and become exercisable for shares of Surviving Pubco common stock, subject to adjustment as provided in the Merger Agreement. The aggregate merger consideration is $3,500,000,000 in Surviving Pubco preferred and common shares at a deemed value of $10 per share. The transaction is intended to qualify as a reorganization within the meaning of Sections 1.368-2(g) and 1.368-3(a) of the Internal Revenue Code.

The Merger Agreement was originally entered into with an Agreement End Date of December 31, 2025. It was amended on November 3, 2025 to extend the Agreement End Date to March 31, 2026, and again on April 6, 2026 to, among other things: (i) extend the Agreement End Date to July 31, 2026; (ii) modify lock-up provisions applicable to the Sponsor Parties, Paolo Tiramani, Galiano Tiramani, and their respective affiliates such that those provisions automatically expire if the surviving company’s common stock trades at or above $20.00 per share at any time (including intraday); (iii) clarify that Acquiror Securities include 8,295,800 outstanding rights, each representing one-tenth of one share of common stock; and (iv) provide either party the right to terminate the Merger Agreement if a written response has not been received within five business days of a written request thereunder. The closing remains subject to SEC effectiveness of the Form S-4 registration statement (as amended, currently filed but not yet declared effective), approval by stockholders of both the Company and FGMC, Nasdaq listing approval, and other customary conditions. There can be no assurance the transaction will close.

Related Agreements

In connection with the Merger Agreement, FG Merger Investors II LLC (the “Sponsor”) entered into a support agreement to vote its FGMC shares in favor of the transaction. Certain Company stockholders entered into support agreements to vote their shares in favor of the transaction. At closing, the parties will enter into lock-up agreements (subject to the modifications described above). The Company and FGMC have entered into a confidentiality and non-disclosure agreement.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures. These estimates are based on information available as of the date of the financial statements, including historical information and various assumptions that management believes are reasonable. Actual results could differ materially from these estimates.

Risks and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions in the U.S. and worldwide, along with local, state, and federal governmental policy decisions. Adverse conditions, including recession, economic downturn, or governmental policy changes, could affect the Company’s financial condition, results of operations, and cash flows.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following hierarchy:

Level 1 – Quoted prices for identical assets and liabilities in active markets. The Company’s investments in U.S. Treasury securities and digital assets (Bitcoin) are Level 1 instruments.

Level 2 – Observable inputs other than quoted prices included in Level 1.

Level 3 – Unobservable inputs based on the Company’s own assumptions. The Company values employee stock options (NQSOs, ISOs) and RSUs at grant date fair value using Level 3 inputs. See Note 12.

Restricted Cash and Deposits

On June 1, 2023, the Company deposited $3,714 thousand as a facility lease security deposit. On January 31, 2024, the Company paid an additional $259 thousand deposit for tenant improvements. On June 12, 2025, the Company received a partial refund of $245 thousand. As of March 31, 2026 and December 31, 2025, the Company held $3,987 thousand and $3,968 thousand, respectively, as restricted cash.

Accounts Receivable

Accounts receivable consists of amounts due from customers for Casita sales and services. The portion estimated to be uncollectible is recorded as a credit loss provision, a contra receivable balance, in accordance with ASC 326 (ASU 2016-13), Current Expected Credit Losses (“CECL”). As of March 31, 2026 and December 31, 2025, the allowance for credit losses associated with accounts receivable was $96 thousand and $191 thousand, respectively.

Investments in Marketable Debt Securities

When held, the Company classifies its U.S. Treasury bill and note investments as available-for-sale debt securities, reported at fair value with unrealized gains and losses recorded in other comprehensive income (loss). As of March 31, 2026 and December 31, 2025, the Company held no short-term treasury investments.

Inventories, net

Inventories consist of raw materials, in-bound freight and duties, work-in-progress, consignment, and finished goods. Inventories available for sale are valued at the lower of cost or net realizable value. Cost is determined using an allocation methodology, which approximates actual cost. This valuation requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, bulk sales, and the expected recoverable values for each disposition category.

The Company maintains a slow-movement inventory policy under which an allowance for inventory obsolescence is established as a percentage of net realizable value based on the age of inventory units.

Inventory items that the Company deems to have no foreseeable use or are physically damaged are subject to a 100% allowance upon identification.

Inventory items are classified as having no foreseeable use or as physically damaged based on a formal evaluation performed in conjunction with the Company’s quarterly physical inventory count.

No foreseeable use is determined when inventory units have no current or anticipated production application, have been superseded by updated component specifications or design changes, are in excess of any reasonably foreseeable production demand based on current backlog and sales pipeline, or relate to discontinued product configurations or supplier relationships. Such determinations are made by production and engineering personnel in coordination with purchasing and are documented at the time of the quarterly count.

Physically damaged inventory is identified through direct inspection during the quarterly physical count process. Units are classified as physically damaged when they exhibit structural defects, material degradation, or other conditions that render them unsuitable for incorporation into finished goods or resale. Damaged units are tagged, segregated from usable inventory, and documented in the Company’s inventory management system with a description of the damage observed.

The allowance for slow-moving or obsolete inventory is recorded as a reduction to inventory with a corresponding charge to cost of goods sold. As of March 31, 2026 and December 31, 2025, the allowance for inventory obsolescence established under this slow-movement policy was $964 thousand and $0, respectively, and inventories are presented net of the aggregate allowance on the consolidated balance sheet. This policy was adopted effective January 1, 2026.

On a quarterly basis, the Company performs a physical count of its inventory and records an inventory valuation allowance for specific inventory items that have become obsolete or have a cost basis in excess of expected net realizable value. The book value of obsolete inventory items is netted against the Company’s allowance for slow moving inventories, and any differences between cost and estimated realizable value is recognized as an expense.

Loan Receivables, net

Loan receivables consist of formal credit arrangements with customers, where a portion of the sales proceeds consist of an interest-bearing loan originated by the Company. Loan receivables are classified as current or non-current based on contractual term. A credit loss allowance is recorded in accordance with ASC 326 (CECL). To mitigate credit losses, the Company reviews the borrower’s creditworthiness and generally requires an unlimited personal guarantee from the borrower’s sponsor and ensures the loan is secured by the underlying Casita asset.

Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance, repairs, and minor improvements are charged to expense as incurred. When property and equipment is retired or disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Major improvements with economic lives greater than one year are capitalized. Leasehold improvements are depreciated over the lesser of the lease term or estimated useful life. Depreciation is computed using the straight-line method over the following estimated useful lives:

Computers and other peripheral equipment	3 years
Furniture and fixtures	7 years
Machinery and equipment	5-15 years
Tenant improvements	2-5 years
Vehicles	5 years
Casita fixed assets	25 years

Digital Assets

The Company adopted a Bitcoin (“BTC”) treasury reserve strategy in May 2025. The Company accounts for its digital assets, which are comprised solely of BTC, under ASU 2023-08 (Intangibles – Goodwill and Other – Crypto Assets, Subtopic 350-60), which requires BTC to be measured at fair value each reporting period with gains and losses recognized in net income. The Company determines the fair value of its BTC based on quoted prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for BTC (Level 1 input). Changes in fair value are recognized within other income (expense) in the statements of comprehensive loss. The Company’s BTC is initially recorded at cost, inclusive of transaction costs and fees, and subsequently remeasured at fair value. The Company establishes a deferred tax liability if the BTC fair value at the reporting date exceeds its average cost basis.

The following table summarizes the Company’s digital asset purchases, gains (losses) on digital assets, for the three months ended:

(In Thousands, except number of Bitcoins)
Digital asset carrying value at January 1, 2025	-
Bitcoins Purchased	10
Digital asset purchases	$1,100
Mark to market	(207)
Digital asset carrying value at December 31, 2025	$893
Bitcoins Purchased	-
Digital asset purchases	$-
Mark to market	(197)
Digital asset carrying value at March 31, 2026	$696

As of March 31, 2026, the Company held 10 Bitcoin with an aggregate cost basis of $1,100 thousand and a fair value of $696 thousand, resulting in a cumulative unrealized loss of $404 thousand.

The Company did not sell any of its Bitcoins during the three months ended March 31, 2026. The Company did not hold any Bitcoin during the three months ended March 31, 2025.

Intangible Assets

The Company has intangible assets amortized over their respective estimated lives on a straight-line basis, and reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. The Company’s intangible assets include intellectual property associated with Patents and Trademarks (amortized over 14 years or the stated expiration date, whichever is more determinable), implementation costs for cloud computing and hosting arrangements for SaaS arrangements (amortized over economic or legal life, whichever is shorter), and domain names. The Company applies the following useful lives:

Intellectual property	14 years
Software	1–3 years
Domain	5 years

Software development costs for software being developed for sale or external use are recognized in research and development expenses until the software has reached technological feasibility.

Revenue Recognition

Revenue is recognized under ASC 606 when performance obligations are satisfied. Control of Casitas generally transfers upon shipment. Occasionally, performance obligations may also include delivery, installation, or other services. Customer payments received prior to the delivery are recorded as deferred revenue and recognized when the performance obligation is satisfied. Revenue is measured at the transaction price, net of estimated returns, discounts, and amounts collected on behalf of third parties.

Cost of Goods Sold

Cost of goods sold includes material costs, inbound and outbound freight, direct labor, and allocated overhead. Inventory write-downs or slow-moving inventory allowances are charged to cost of goods sold.

Advertising Costs

Advertising and promotional costs are expensed as incurred. Marketing costs attributable to equity issuances are recorded as a reduction of offering proceeds.

Research and Development

Research and development costs consisting of design, materials, and consultants related to prototype and process improvements and developments are expensed as incurred.

Concentration of Credit Risk

Cash and Cash Equivalents:

Financial instruments that potentially expose the Company to a concentration of credit risk consist primarily of cash and cash equivalents. The Company classifies all highly liquid instruments with an original maturity of three months or less as cash equivalents. Due to the short maturity of these cash equivalents, the carrying amounts of these instruments approximate their fair values. Cash and cash equivalents are maintained at high quality financial institutions. As of March 31, 2026 and December 31, 2025, the Company’s deposits exceeded the Federal Deposit Insurance Corporation (FDIC) limit. The Company has not experienced any losses with respect to its cash balances.

Based upon assessment of the financial condition of these institutions, management considers that the risk of loss of any uninsured balances does not have a significant impact on the Company’s operations.

Customers:

During the three months ended March 31, 2026 and 2025, revenues from 1 customer made up 71% and 48% of the Company’s revenues, respectively. As of March 31, 2026 and December 31, 2025, loan receivables from 2 customers represented 89% and 89% of the Company’s loan receivable. As of March 31, 2026 Accounts Receivable from 1 customer represented 93% of the Company’s accounts receivable. As of December 31, 2025, there were no customers with significant concentrations of Accounts Receivable.

Stock-Based Compensation

The Company applies ASC 718 to all stock-based awards. Stock options are valued at the fair value on the date of the grant is issued using Black-Scholes and recognized on a straight-line basis over the vesting period. Effective October 18, 2024, RSUs are subject to a performance condition (a monetization event); no RSU compensation is recognized until such event becomes probable.

See Note 12 – Stockholders’ Equity – Preferred and Common Stock for a description of the amendments to the Company’s articles of incorporation and Note 12 – Stockholders’ Equity – Stock-based Compensation for a description of our amended and restated Plan, each of which became effective October 18, 2024.

Determining the grant date fair value of options using the Black-Scholes option-pricing model requires management to make assumptions and judgments. These estimates involve inherent uncertainties and, if different assumptions had been used, stock-based compensation expense could have been materially different from the amounts recorded.

Income Taxes

The Company accounts for income taxes under ASC 740 using the asset and liability method. Deferred tax assets are reduced by a valuation allowance when it is more likely than not they will not be realized.

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

The following table summarizes potentially dilutive securities and the resulting common share equivalents outstanding as of March 31, 2026 and December 31, 2025, respectively, that were excluded from the diluted share computation:

	Balance as of
(In Thousands)	March 31, 2026	December 31, 2025
Stock options	43,641	43,817
Restricted stock units	122,266	127,936
Warrants	-	18,573
Preferred stock	1,328,587	1,327,942
Potentially dilutive shares	1,494,494	1,518,268

Leases

The Company accounts for operating leases under ASC 842. Right-of-Use (“ROU”) assets and lease liabilities are recognized at the present value of future minimum lease payments. The Company has no finance leases.

Warranty Provision

The Company generally offers its customers a manufacturers’ warranty on Casita products sold for a period of one year. Management records an expense to cost of goods sold for the costs of warranty repairs at the time of sale. Management’s estimate for warranties is based on sales levels and historical costs of providing warranties. As of March 31, 2026 and December 31, 2025, respectively, the Company’s reserve for warranty totaled $8 thousand and $11 thousand.

Recent Accounting Pronouncements

Accounting Standards Update No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. Effective for the Company for annual and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments shall be applied on a prospective basis to costs incurred on or after the date of adoption, with an option to apply to projects in process. The Company adopted ASU 2025-06 on a prospective basis effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. Effective for annual periods beginning after January 1, 2026. The Company adopted ASU 2025-04 on a modified retrospective basis, effective January 1, 2026. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest. Effective for annual periods beginning after December 31, 2026. The Company notes that this standard may be relevant to the determination of the accounting acquirer in the proposed business combination with FGMC, and is evaluating its impact.

Accounting Standards Update 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. Effective for the Company for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential impact of this update on its consolidated financial statements in conjunction with Accounting Standards Update 2024-03, discussed below.

Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Effective for annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the potential impact of this update on its consolidated financial statements. The adoption of ASU 2025-01 together with ASU 2024-03 is not expected to have a material impact on the Company’s results of operations, financial position, or cash flows, as the amendments affect disclosures only, such as expanded expense-disaggregation disclosures designed to provide users of the financial statements with more transparency into the nature of the Company’s expenses and cost structure.

Accounting Standards Update No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. Effective for public entities for interim periods within fiscal years beginning after Dec. 15, 2027 with early adoption permitted. The company is evaluating this standard.

Management does not believe any other recently issued but not yet effective accounting standards will have a material impact on these financial statements.

NOTE 3 – GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Substantial doubt about the Company’s ability to continue as a going concern exists. For the three months ended March 31, 2026, the Company reported a net loss of $7,579 thousand and operating cash outflow of $7,098 thousand. At March 31, 2026, the Company had an accumulated deficit of $783,563 thousand, compared to $775,984 thousand at December 31, 2025. Absent additional action, the Company will require additional liquidity to continue operations over the next 12 months.

Management’s plan to address this uncertainty includes: (a) continued tight controls over operating costs; (b) accelerating Casita deliveries and sales; and (c) raising capital through equity financing, including through the proposed business combination with FGMC. The Company anticipates that capital on hand and expected future funding will be sufficient to fund operations for more than 12 months from the date of these financial statements. However, there can be no assurance management’s plans will be achieved.

NOTE 4 – INVESTMENTS

For the three months ended March 31, 2025, the Company held U.S. Treasury securities classified as available-for-sale. Unrealized loss on investments for the three months ended March 31, 2025 was $35 thousand, recognized in other comprehensive loss.

NOTE 5 – INVENTORIES, NET

As of March 31, 2026 and December 31, 2025, inventories consist of the following:

	Balance as of
	March 31,	December 31,
(In Thousands)	2026	2025
Raw material	$2,373	$2,497
Inventory in-transit	-	-
Work-in progress	6,428	6,683
Consignment	29	29
Finished goods	10,311	9,639
Allowance for slow moving inventory	(964)	-
Total inventory	$18,177	$18,848

For the three months ended March 31, 2026, the Company recorded an inventory valuation adjustment of $1,897 thousand to reduce the carrying value of finished goods inventory to net realizable value, and established a slow-movement allowance of $964 thousand under the policy described in Note 2, both recognized within cost of goods sold on the unaudited interim condensed consolidated statement of comprehensive loss. For the three months ended March 31, 2025, the Company recognized $2,064 thousand in inventory valuation adjustments within cost of goods sold related to obsolete and damaged inventory and to adjust the carrying value of finished goods inventory to its net realizable value.

NOTE 6 – LOAN RECEIVABLES, NET

As of March 31, 2026 and December 31, 2025, gross loan receivables totaled $1,253 thousand and $1,275 thousand, respectively. The Company has determined that the expected credit losses on these loan receivables are substantially equal to their gross carrying amount based on the borrowers’ historical payment patterns, the underlying collateral value, and management’s assessment of collectability. Accordingly, the Company has established an allowance for credit losses under ASC 326 of $1,217 thousand and $1,217 thousand as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the roll forward of the CECL allowance for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,2026
Allowance for Credit Losses	Current Loan Receivable	Non- Current Loan Receivable	Accounts Receivable
Balance as of December 31, 2025	$379	838	189
Provision for credit losses	-	-	-
Write-offs	-	-	-
Recoveries	-	-	(93)
Balance as of March 31, 2026	379	$838	96

NOTE 7 – PROPERTY AND EQUIPMENT, NET

The Company’s property and equipment consists of the following amounts as of March 31, 2026 and December 31, 2025:

	Balance as of
(In Thousands)	March 31, 2026	December 31, 2025
Computers and other peripheral equipment	$409	$409
Furniture and fixtures	182	182
Machinery and equipment	7,998	7,998
Tenant improvements	2,847	2,847
Vehicles	588	588
Land	58	58
Casita fixed assets	834	834
	12,916	12,916
Less: Accumulated depreciation	(6,052)	(5,581)
Property, plant and equipment - net	$6,864	$7,335

Depreciation

During the three months ended March 31, 2026 and 2025, the Company recognized $159 thousand and $466 thousand, respectively, in depreciation expense.

Deposits on Equipment

As of March 31, 2026 and December 31, 2025, the Company recorded $268 thousand and $93 thousand, respectively, for deposits on equipment which is reported within “Deposits on equipment” on the consolidated balance sheets.

NOTE 8 – INTANGIBLE ASSETS, NET

The Company held the following intangible assets as of March 31, 2026 and December 31, 2025:

	Balance as of
	March 31,	December 31,
(In thousands)	2026	2025
Asset
Intellectual property	$442	$426
Software	261	261
Domain	50	50
	753	737
Less: Accumulated amortization	(407)	(240)
Total	$346	$497

During the three months ended March 31, 2026 and 2025, the Company recognized $167 thousand and $155 thousand in amortization expense, respectively.

NOTE 9 – CURRENT LIABILITIES

Accounts Payable

Accounts payable as of March 31, 2026 and December 31, 2025 consisted of the following:

	Balance as of
(In thousands)	March 31, 2026	December 31, 2025
Outstanding vendor bills	$1,560	$811
Sales tax payable	80	$88
Credit card balances	80	85
Total	$1,720	$984

Customer Deposits

As of March 31, 2026 and December 31,2025, customer deposits were $3,287 thousand and $3,551 thousand, respectively, consisting of pre-order deposits from customers.

Deferred Revenue

Deferred revenue is comprised of prepayments on unfulfilled purchase orders and prepayments for site surveys. Deferred revenue consisted of the following as of March 31, 2026 and December 31, 2025:

	As of
(In Thousands)	March 31,2026	December 31,2025
Deferred revenue, beginning of period	$1,548	$2,286
Add: Payments received in advance of delivery	628	2,024
Less: Revenue recognized from beginning balance	(360)	(945)
Less: Adjustments	(7)	(1,817)
Deferred revenue, end of period	$1,809	$1,548

NOTE 10 –LEASES

On December 29, 2020, the Company signed a 65-month lease for its 173,000 sq. ft. factory facility, commencing on May 1, 2021. As of December 31, 2020, a $525 thousand security deposit, first month’s rent, $87 thousand, and first-month’s Tenant’s Percentage of Operating Expense Fees (“CAM”) $19 thousand, had been paid to the landlord. The monthly CAM varies from month to month.

After December 31, 2022, the Company amended the lease agreement to obtain additional space in a neighboring warehouse for four years, with the first month’s base rent of $116 thousand, increasing by 4% annually. During the year ended December 31, 2025, the Company performed improvements to the leased facility. In connection with these improvements, the Company made an additional security deposit of $259 thousand to the landlord.

On June 10, 2022, the Company signed a 73-month lease for a 132,960 sq. ft warehouse, commencing the earlier of (a) 30 days after substantial completion of tenant work by the landlord or (b) tenant commencing operation in the building. The lease commencement date was determined to be February 1, 2023. The initial base rent is $104 thousand and will increase 4% every year.

In accordance with the company’s lease contracts, in 2023 the company received a partial refund of its security deposit for $100 thousand. Additionally, in 2025 the Company received additional partial refunds of its security deposits for $445 thousand. As of December 31, 2025 the Company has a total of $854 thousand on record for leased space security deposits.

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

As of March 31, 2026 and December 31, 2025, Right of Use Assets, net, were $5,773 thousand and $6,646 thousand, respectively, current operating lease liabilities were $3,298 thousand and $3,520 thousand, respectively, and non-current operating lease liabilities were $2,950 thousand and $3,648 thousand, respectively.).

The following table presents the maturity of operating lease liabilities as of March 31, 2026:

Remaining lease payments	Fiscal year
2026	2,821
2027	2,102
2028	1,509
Thereafter	258
Total lease payments	$6,690
Less: Imputed interest	(442)
Total lease liability	$6,248

As of March 31, 2026 and December 31, 2025, the weighted average remaining lease term was 2.2 years and 2.4 years, respectively. As of March 31, 2026 and December 31, 2025, the weighted average incremental borrowing rate was 5.8% and 5.7%, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company had the following transactions with related parties:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Consolidated Statement of Operations
Rental income (1)	$22	$22

	Balance as of
(In Thousands)	March 31, 2026	December 31, 2025
Consolidated Balance Sheets
Preferred Stock (2)	$1,719	$1,719

(1)	The Company has a contract with the majority shareholder and Co-CEO to share certain costs related to office space, support staff, and consultancy services. Refer to Exhibit 10.15 for details of lease to Supercar System. In addition, under the services agreement between the Company and Supercar System, effective January 1, 2023, the Company receives reimbursements for the Company’s employees who provide services to Supercar System’s business. Supercar System is controlled by the Company’s Co-CEO, Paolo Tiramani. As of March 31, 2026 and December 31, 2025, Supercar System had a balance due to BOXABL of $0 and $5.7 thousand, respectively, related to payroll costs funded by the Company, that were included in Accounts Receivable.

(2)	As of March 31, 2026 and December 31, 2025, the Company had 26,726 thousand shares outstanding of Series A Preferred Stock, representing an initial cost of $427 thousand held by certain related parties including the spouse and in-laws to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer. As of March 31, 2026 and December 31, 2025, the Company had 5,884 thousand shares outstanding of Series A-1 Preferred Stock, representing an initial cost of $372 thousand held by certain related parties including the in-laws to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer and a former Director of the Company. As of March 31, 2026 and December 31, 2025, the Company had 12,834 thousand Nonqualified Stock Options representing an initial grant date fair value of $920 thousand held by certain related parties including the spouse to the Co-Chief Executive Officer and Chief Marketing and Strategy Officer of the Company. See Note 12 – Stockholders’ Equity.

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred and Common Stock

Effective October 21, 2024, the Company filed an amendment to the articles of incorporation which increased the authorized Common Stock from 6.6 billion shares to 17.8 billion shares of Common Stock, $0.00001 par value per share, and increased the authorized Preferred Stock from 13.4 billion shares to 14.4 billion shares of Preferred Stock, $0.00001 par value per share. The number of authorized Preferred Stock designated as Non-Voting Series A, A-1, A-2, and A-3 did not change, but the undesignated Preferred Stock of 1.25 billion shares increased to an authorized 2.25 billion shares of undesignated Preferred Stock, $0.00001 par value per share.

Preferred Stock Liquidation Preference

The following table summarizes the liquidation preferences as of March 31, 2026, in order of liquidation:

(In Thousands)	Shares Authorized	Shares Issued and Outstanding	Liquidation Preference Balance
Series A-3 Preferred Stock	8,750,000	109,854	87,883
Series A-2 Preferred Stock	2,050,000	174,324	139,459
Series A-1 Preferred Stock	1,100,000	855,869	67,614
Series A Preferred Stock	250,000	188,540	3,205
Non-classified Preferred Stock	2,250,000	-	-
Total Series A Preferred Stock	14,400,000	1,328,587	$298,161

Sales of Preferred Stock

During the three months ended March 31, 2026 and 2025, the Company issued 645 thousand and 15,710 thousand shares of Series A-3 Preferred Stock for gross proceeds of $516 thousand and $12.2 million, respectively.

Specifically, during the three months ended March 31, 2025, the Company issued:

-	13,582,146 shares of Series A-3 Preferred Stock for gross proceeds of $10,593 thousand through Regulation A.
-	2,128,088 shares of Series A-3 Preferred Stock for gross proceeds of $1,607 thousand through Regulation D.

Warrants

In connection with the issuance of certain A-3 shares, as of March 31, 2026 and December 31, 2025, respectively, the Company has issued 0 and 18,573 thousand warrants, respectively, that are exercisable at a price of $0.80 per share. Warrants are exercisable for three years from the date of purchase (the “Exercise Period”); provided, however, that the Company may call the warrants, in its sole discretion, at any time upon 30 days written notice to the Shareholders. Each warrant could be exercised by the holder for one share of A-3 Preferred Stock. All unexercised warrants expired on March 1, 2026. 645,250 warrants were exercised, for which the Company issued 645,250 shares of Series A-3 Preferred Stock and recognized gross proceeds of $516,200.

Escrow Receivable

As of March 31, 2026 and December 31, 2025, the Company recorded $189 thousand and $135 thousand, respectively, of investment holdbacks in escrow receivable on its consolidated balance sheets. These amounts represent cash balances held by third party custodians on behalf of the broker-dealer associated with the Company’s equity offerings, for the benefit of BOXABL. For share sales that have closed during the quarter, Company accrues an escrow receivable to account for the gross proceeds of the equity offering that are held by the third-party custodian. This escrow receivable is settled when cash is received by the Company.

Offering Costs and Deferred Offering Costs

As of March 31, 2026 and December 31, 2025, the Company incurred offering costs of $0 thousand and $888 thousand, respectively. These costs include legal fees, targeted marketing and other deferred costs related directly to the open offerings.

Subscription Liability

As of March 31, 2026 and December 31, 2025, the Company had $26 thousand and $0 thousand, respectively, in a subscription liability pertaining to excess funds received in relation to the exercise of warrants. The funds were remitted by the warrant holder in error and will be refunded during the second quarter.

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

Awards:

As of March 31, 2026, only Stock Options and Restricted Stock Units (“RSUs”) were outstanding under the Plan.

The Plan permits the following types of awards:

Stock Appreciation Rights:

Stock Appreciation Rights (“SARs”) may be granted to Participants and shall have a per-share base value equal to the Fair Market Value of a share of Common Stock on the Grant Date. SARs may be settled at such times, and subject to restrictions and conditions, which need not be the same for all Participants; provided that no SAR shall settle later than ten (10) years from the Grant Date. Upon settlement, the Participant shall be entitled to receive payment of an amount determined by multiplying (a) the difference, if any, between the Fair Market Value of one share of Common Stock on the date of settlement and the base value of one share of Common Stock on the Grant Date; and (b) the number of shares of Common Stock with respect to which the SAR is settled. Payment for SARs shall be in cash, shares of Common Stock of equivalent value, or in a combination thereof. As of March 31, 2026, the Company has not issued any SARs.

Restricted Stock Unit:

Restricted Stock Unit awards may be subject to transfer and other restrictions including, without limitation, continued employment, performance conditions, or limitations on voting and/or dividend rights. Restricted Stock awards will be forfeited if the restrictions imposed on the Grant Date have not expired at the time of termination of employment or service in the case of a non-employee director or consultant. As of March 31, 2026, and December 31, 2025, the Company had granted (net of forfeitures) 122,266,706 and 127,936,350 Restricted Stock Units, respectively, which are subject to time and performance vesting conditions.

Stock Grant Awards:

Stock Grant Awards grant the Participant the right to receive (or purchase at such price as previously determined in the award) a designated number of shares of Common Stock free of any vesting restrictions. The purchase price, if any, shall be payable in cash or other form of consideration. Stock Grant Awards may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation due to the Participant. As of March 31, 2026 and December 31, 2025, respectively, the Company has not issued any Stock Grant Awards.

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

A summary of Stock Option activity as of March 31, 2026 and December 31, 2025 is as follows:

	Weighted Average Exercise Price per Share
(In Thousands except for per share price)	Stock Options	Exercise Price per Share	Term (in years)
Outstanding as of December 31, 2024	50,196	0.17	7.65
Granted	-	-	-
Exercised	-	-	-
Forfeited/cancelled	(6,379)	.33
Outstanding as of December 31, 2025	43,817	$0.44	6.45
Granted	-	-
Exercised	-	-
Forfeited/cancelled	(176)	0.44
Outstanding as of March 31, 2026	43,641	0.44	6.20
Exercisable as of March 31, 2026	43,641	$0.44	6.20

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

The Company uses the Black-Scholes option pricing model to estimate the fair value of the Stock Options on the date of grant under the following assumptions:

Expected life (years) (1)	5.0 - 6.5
Risk-free interest rate (2)	1.03 - 4.34%
Expected volatility (3)	50.3 - 54.9%
Annual dividend yield (4)	0%
Weighted average fair value of options granted	$0.14

(1)	In accordance with SAB Topic 14, the expected life of employee stock options was estimated using the “simplified method,” as the Company has no historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock option grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. The Company believes the use of the simplified method is appropriate due to the employee stock options qualifying as “plain-vanilla” options under the criteria established by SAB Topic 14.
(2)	The risk-free rate was based on the United States bond yield rate at the time of grant of the award, whose term is consistent with expected life of the stock options.
(3)	Based on historical experience over a term consistent with the expected life of the stock options.
(4)	Expected annual rate of dividends is reported as 0% as the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The Company granted 312,500 and zero RSUs during the three months ended March 31, 2026 and 2025, respectively.

A summary of RSU activity as of March 31, 2026 and December 31, 2025 is as follows:

		Weighted-Average Grant Date
(In Thousands except for per share amounts)	RSU’s	Fair Value per Share
Outstanding as of December 31, 2024	173,572	$0.79
Awarded	14,003	0.80
Vested	-
Cancelled	(59,639)	0.80
Outstanding as of December 31, 2025	127,936	$0.79
Awarded	312	0.80
Vested	-	-
Cancelled	(5,982)	0.80
Outstanding as of March 31,2026	122,266	$0.80

During the three months ended March 31, 2026 and 2025, respectively, the Company recognized stock compensation expense (recapture) related to stock options and RSU’s, as follows:

	For the Three Months Ended March 31
(In Thousands)	2026	2025
Cost of Goods Sold	$-	$(59)
General and Administrative	(216)	(1,177)
Sales and Marketing	-	(883)
Research and Development	-	(824)
Total Stock-Based Compensation Expense	$(216)	$(2,943)

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

During the three months ended March 31, 2026, no new expense was recognized for RSU awards based on the Company’s conclusion that the performance condition for the RSUs was not probable of being satisfied at such time, as discussed below. However, forfeitures of previously granted Stock Options and RSUs resulted in a recapture of $224 thousand, and $8 thousand in stock-based compensation expense for the three months ended March 31, 2026. The amount of future stock-based compensation expense may be impacted by additional option or RSU grants, or further forfeitures.

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

The Company has granted Restricted Stock Units (RSUs) that vest upon the satisfaction of both a service-based and a performance-based requirement. The service condition is a stated service period generally requiring 36 months of service, with the total number of RSUs awarded vesting on a cliff basis after the 36-month anniversary date of the grant. The performance-based condition is an event-based criteria that will be satisfied as to any then-outstanding RSUs on the first to occur of a ‘Qualifying Transaction” defined as: (1) the closing date of a transaction resulting in a change in control; or (2) the effective date of an IPO.

The RSUs vest on the date upon which both the service-based and performance-based requirements are satisfied. If a Qualifying Transaction occurs prior to the Vesting Date, the RSUs shall fully (100%) vest effective immediately prior to and contingent upon the Qualifying Transaction. If the Grantee’s employment by the Company terminates for any reason prior to a Qualifying Transaction, such termination shall result in the immediate forfeiture and cancellation of the RSUs, which means the Grantee will not be entitled to any payment after the date of such termination. If the RSUs vest, the Company will deliver one share of common stock for each vested RSU on the settlement date. The unvested RSUs expire ten years from the grant date.

As of March 31, 2026 and December 31, 2025, respectively, the Company concluded that the performance condition described above for the RSUs was not probable of being satisfied at such time. As a result, the Company has not recognized any compensation cost to date for any RSUs outstanding. In the period in which the performance-based condition is achieved, the Company will accelerate all vesting and record the stock-based compensation expense using the accelerated attribution method, based on the grant date fair value of the RSUs.

(In Thousands)	Number of Units	Grant Date Fair Value
Outstanding and unvested at December 31, 2025	127,936	$89,331
RSUs Granted	312	$250
RSUs Forfeited	(5,982)	$(4,786)
Outstanding and unvested at March 31, 2026	122,266	$84,795

As of March 31, 2026 and December 31, 2025, respectively, all stock-based compensation expenses related to the Company’s RSUs remained unrecognized because the performance-based condition was not satisfied. No RSUs had met their service-based vesting condition as of December 31, 2025; also, no RSUs had met the performance vesting condition as of December 31, 2025 or March 31, 2026.

If the performance vesting condition had been satisfied on March 31, 2026, the Company would have recorded $84.8 million of stock-based compensation expense using the accelerated attribution method related to RSUs. Due to the nature of the acceleration clause, upon a Qualified Transaction, 100% of the stock-based compensation expense on these RSUs will be recognized.

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

In the ordinary course of business, the Company is occasionally party to various legal proceedings and claims. A liability will be accrued when a loss is both probable and can be reasonably estimated. Management believes that the probability of a material loss from any of these existing claims is remote. However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of these proceedings. There are no legal proceedings which the Company believes will have a material adverse effect on the Company’s financial position.

Legal Proceedings

Claims filed by the Company

(i)	The Company initiated legal action against former employees who violated their agreements post-termination. Specifically, the Company filed two lawsuits against former employees alleging claims including breach of contract, violations of the Computer Fraud & Abuse Act, violations of the Defend Trade Secrets Act, conversion, unjust enrichment, breach of covenant of good faith and fair dealing, and demand for temporary and permanent injunctive relief. One of these litigation matters remain pending, and the other matter reached a mutual settlement and release. Management does not anticipate the remaining matters will have a material impact on the Company’s results of operations or financial condition. Quantifying the resulting harm is complex and ongoing. The Company anticipates that judgment will be entered in its favor for a sum less than $250 thousand.

(ii)	On April 30, 2024, the Company filed a lawsuit against Brave Control Solutions, Inc. and individual Brent McPhail in US District Court. The Company seeks damages equal to all amounts paid under the contracts, among other relief, to recover from these breaches and misrepresentations. The Company anticipates a judgment in its favor, but recovery of these assets is uncertain.

(iii)	In September 2025, the Company filed suit against the State of Arizona Department of Housing seeking a declaration from the Court that the Department of Housing has no authority to regulate or interfere with BOXABL’s sale of PMRV units in the State of Arizona. The lawsuit is pending.

Claims filed against the Company

(i)	The Company received notifications of employment-related charges filed by former employees with the Equal Employment Opportunity Commission (“EEOC”) and the National Labor Relations Board (“NLRB”). The allegations involve various issues such as discrimination and interference with employee rights. The Company provided responses to both agencies and is awaiting further developments. The Company does not expect a material impact to its financial position.

(ii)	The Company’s former Chief Operating Officer, terminated for cause after seven months of employment, filed a civil complaint in Nevada alleging various claims against the Company and its directors. The Company settled this matter in March 2025 without a material impact to its financial position. The Company paid $105 thousand to this former employee in exchange for the surrender of 5,882,353 shares of the Company’s Preferred A Stock.

(iii)	Leader Capital is a shareholder of the Company and has filed suit against the Company and its previous transfer agent, Transfer Online, Inc. After the Company filed its motion for summary judgement, Leader dismissed all claims against the Company. In February 2026, the Court granted the Company’s motion for attorneys’ fees awarding the Company approximately $260,000 in fees and costs. Leader will have until May 15, 2026, to file an appeal.

(iv)	The Company has received claims from various parties alleging that BOXABL violated certain California Laws, including the Trap and Trace Law and California Privacy Laws relating to its Facebook postings. The Company does not expect a material impact to its financial position.

(v)	Pronghorn Homes, LLC, a party to the Arizona mining project, filed a lawsuit against the Company in the State of Arizona, which has a potential loss exposure of up to $250 thousand. The Company denies liability and intends to defend against this claim. Accordingly, the Company has not accrued a loss contingency for this matter.

(vi)	The Company entered into an agreement with an RV Park for the sale of certain PMRV units. It appears that the RV Park did not obtain required zoning and land use permits to install and use the units at their site in Arizona. The State of Arizona ‘red tagged’ the units and the RV Park asserted claims against the Company, demanding that the Company immediately remove the units. The Company has denied all liability and is negotiating a resolution of the dispute with the RV Park. The Company also has an outstanding receivable from the RV Park in the amount of $270,000. The Company has not accrued a loss contingency for this legal matter, but has recorded a CECL credit loss allowance for the outstanding receivable balance.

Other Matters

The Company uncovered potential misconduct by a former employee related to a stock scheme, the impact of which is challenging to measure. The Company anticipates that judgment will be entered in its favor for a sum less than $1 million against the former employee, but the investigation and extent of damages is ongoing. After discovering the misconduct, the Company was named as a defendant in a lawsuit by a plaintiff that purchased fraudulent shares of the Company’s stock from the former employee of the Company, at a discounted price, incurring a loss of approximately $144 thousand. The Plaintiff claims that he purchased shares by writing a check to an entity that was controlled by the former employee and alleges negligence and violations of Nevada Revised Statute (NRS) 90.9570. The Company denied liability and the claim was recently settled by the Company’s issuance of 218,182 shares of Preferred A-1 stock to the plaintiff. The Company subsequently and proactively entered into settlement agreements with a number of other individuals that had purchased shares from the former employee, resulting in the issuance of 5,264,068 shares of Series A-1 Preferred Stock.

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

NOTE 14 – INCOME TAXES

For the three months ended March 31, 2026 and 2025, the Company incurred insignificant amounts for an income tax provision. The U.S. federal and California deferred tax assets generated from the Company’s net operating losses have been fully reserved, as the Company believes it is not more likely than not that the benefit will be realized.

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

A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. The Company has established a full valuation allowance against the net deferred tax assets as of March 31, 2026 and December 31, 2025 due to historical losses and uncertainty surrounding the use of such assets.

As of March 31, 2026, the fair value of the Company’s Bitcoin holdings ($696 thousand) is below the average cost basis ($1,099 thousand); accordingly, no deferred tax liability related to digital assets has been established as of March 31, 2026.

NOTE 15 - SEGMENTS

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its Chief Financial Officer. The CFO is responsible for assessing performance and allocating resources across the Company’s single operating segment, including approval of the annual budget, review of monthly operating results, and authorization of capital expenditures. The Co-Chief Executive Officers focus on product development and commercial strategy, while resource allocation decisions are centralized within the CFO function.

The Company has no significant long-lived assets recognized on the Consolidated Balance Sheets outside of the US jurisdiction.

The Company’s consolidated statements of comprehensive loss for the years ended March 31, 2026 and 2025, are shown below. The specific line items that the CODM reviews are marked as Significant in the income statement below.

	For The Periods Ended
(In Thousands, except per share amounts)	March 31, 2026	March 31, 2025
Revenues (Significant)	$1,556	$123
Cost of goods sold (Significant)	4,909	2118
Gross loss	3,353	1,995

Operating expenses:
General and administrative (Significant)	3,189	1,807
Sales and marketing (Significant)	525	6,350
Research and development (Significant)	566	583
Impairment loss	-	-
Total operating expenses	4,280	8,740

Loss from operations (Significant)	$7,633	$10,735

Other income:
Interest income	209	302
Other income	(155)	170
Total other income:	54	472
Net loss attributed to common stockholders	$7,579	$10,263

Weighted average common shares outstanding -basic and diluted	3,000,000	3,000,000
Net loss per common share - basic and diluted	$(0.00)	$(0.00)
Net Loss	$(7,579)	$(10,263)
Unrealized loss (gain) on investments	$-	$35
Comprehensive Loss	$(7,579)	$(10,298)

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

	For The Periods Ended
	March 31, 2026	March 31, 2025
Cost of Casitas Sold (Significant)	1,125	45
All other line items within COGS (1)	3,784	2,073
COGS	4,909	2,118

(1)	All other line items within COGS include obsolete inventory, inventory adjustment, scrapped inventory, warranty expense, and allocations to COGS such as stock-based compensation expense.

NOTE 16– SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2026, through May 14, 2026, the issuance date of these unaudited interim condensed consolidated financial statements.

Sales Activity

Between March 31, 2026 and May 14, 2026, the Company shipped 5 units. As of May 14, 2026, there are currently 271 units that are under contract.

State Approvals

On April 8, 2026, the Company received modular approval for its 1-bedroom Casita unit in California. On April 24, 2026, the Company received authorization to produce modular housing in compliance with applicable Texas codes and regulations.

Equity Events

For awards previously issued under the Company’s Amended 2021 Stock Incentive Plan, the Company recognized employee forfeitures of 612,500 RSUs subsequent to March 31, 2026. No forfeitures of Stock Options were recognized subsequent to March 31, 2026. No additional grants of RSUs or Stock Options were made under the Plan.

The 2026 Omnibus Incentive Plan is designed to support the Company’s growth and profitability by providing short- and long-term incentives aligned with its objectives, reward strong individual performance, promote teamwork, and enhance the Company’s ability to attract and retain key employees, directors, and consultants. The Plan authorizes grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance-based awards, including performance-based restricted stock and restricted stock units, (vi) other share-based awards, (vii) other cash-based awards, and (viii) any combination thereof.

Merger

On September 18, 2025, the Company filed a Registration Statement on Form S-4 (as amended, the “Registration Statement”) in connection with its proposed merger. The Company subsequently filed Amendments No. 1, 2, 3, 4, and 5 to the Registration Statement on December 30, 2025, February 5, 2026, April 14, 2026, May 6, 2026 and May 8, 2026 respectively. On May 12, 2026, the Registration Statement was declared effective. Each of FGMC and the Company have scheduled special stockholder meetings for June 9, 2026, at which stockholders are asked to approve the Merger Agreements and certain other related corporate actions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included elsewhere herein and our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our most recent annual report on Form 10-K filed on the Securities and Exchange Commission (“SEC”) on March 27, 2026. The condensed consolidated financial statements of the Company appearing in this Quarterly Report on Form 10-Q are unaudited, and may not include year-end adjustments necessary to make those financial statements comparable to audited results, although, in the opinion of management, all adjustments and disclosures necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year.

Unless otherwise indicated, dollar amounts above $1,000 in this Report have been rounded to the nearest thousand, million or billion, as applicable.

In addition to our consolidated financial statements, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. See above “Note About Forward-Looking Statements.”

Overview

General

The Company is a manufacturer of building systems and is in the process of aligning our production levels to match the demand for our products. In addition to our first Nevada manufacturing facility (“Factory 1”), which we took possession of in May 2021, we expanded our production capacity by signing leases for additional Nevada facilities (“Factory 2”) in June 2022 and (“Factory 3”) in May 2023, respectively. While our growth has mainly been funded by our capital raising activities as described below in “Liquidity,” we anticipate our increased manufacturing capacity will allow us to build Boxes more efficiently, and, in doing so generate additional revenue and profit in the future. We continue to right size and improve our workforce, including improving our business development and sales teams to focus and better support the engagement with B2C customers, while continuing focus on the B2B and B2G sales channels and enhancing our technology team.

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

The Company has obtained state modular approvals under state-wide modular housing programs in New Mexico, California, Nevada, Texas and in South Carolina. The approvals were obtained as follows:

●	During May 2024, we received approval to sell Casitas as Modular homes in California in certain climate zones.
●	During July 2024, we received approval to sell Casitas under the Statewide Modular Program in New Mexico.
●	During January 2025, we received approval to sell Casitas in Nevada under the Residential Building code.
●	During January 2025, we received approval to sell Casitas under the Statewide Modular Program in all climate zones in California.
●	During June 2025, we received approvals of plan sets for the Casita in South Carolina under the Statewide Modular Program, and our manufacturers license; factory certification is pending and the Company expects this within the next 6 months.
●	During October 2025, we received approvals of plan sets for the Casita in Texas under the Statewide Modular Program. During April 2026, we received authorization for the facility to produce modular housing in compliance with applicable Texas codes and regulations.
●	During December 2025, we received a critical license from the State of California as a “Commercial Modular Manufacturer”.
●	In 2025, we developed one-bedroom and two-bedroom Casita configurations, connecting two Casita Boxes. In November 2025, the Company obtained California statewide approval for the two-bedroom Casita model and, in April 2026, we received approval to sell the 1-bedroom Casita model in California.

New sales within recently approved states and jurisdictions may continue to face delays due to the time needed for site preparation, arranging funding for the project the purchaser, and other preparatory steps that are required to arrange delivery and installation of the units.

BOXABL also has been focused on selling its products in multiple jurisdictions that do not have a statewide modular housing program. In these areas, the ultimate approval is at the discretion of the local jurisdiction and is determined on a site-by-site basis. This pertains to the following areas: Oklahoma, Wyoming, Kansas, West Virginia, Hawaii, Vermont, Alaska, Oregon, Connecticut, Delaware, New York, and Tribal Lands.

The Company has retained multiple third-party inspection agencies to assist in achieving certification in multiples states with modular housing legislation simultaneously.

To date through May 14, 2026, we have manufactured 806 Casitas and have completed delivery of 318 Casitas in 10 states. As of May 14, 2026, there were currently 271 units that are under contract.

Merger Agreement

On August 4, 2025, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, FG Merger II Corp., a Nevada corporation (“FGMC” or “Acquiror”), and FG Merger Sub II Inc., a Nevada corporation and wholly-owned subsidiary of FGMC (“Merger Sub”). The Merger Agreement provides for a two-step merger transaction in which, first, Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving as a wholly-owned subsidiary of FGMC, and, immediately thereafter, the Company (as the surviving company in the First Merger) will merge with and into FGMC (the “Second Merger” and together with the First merger, the “Mergers”), with FGMC continuing as the surviving public company (the “Surviving Pubco”). By virtue of the consummation of the Mergers, the Surviving Pubco will change its name to BOXABL Inc. and shall reincorporate from a Nevada corporation to a Texas corporation in accordance with the Nevada Revised Statute (“NRS”) and Texas Business Corporations Code. The Boards of Directors of the Company, FGMC, and Merger Sub have unanimously approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the First Merger, each share of the Company’s common stock (other than certain excluded shares and any shares held by stockholders who properly exercise and do not lose their dissenter’s rights under applicable Nevada law) will be converted into the right to receive a number of shares of common stock of the Surviving Pubco, as determined by the exchange ratio set forth in the Merger Agreement. Each share of the Company’s preferred stock will be converted into the right to receive shares of Surviving Pubco’s preferred stock as determined by the preferred exchange ratio set forth in the Merger Agreement. Outstanding Company convertible securities will be assumed by the Surviving Pubco and become exercisable for shares of Surviving Pubco common stock, subject to adjustment as provided in the Merger Agreement. The aggregate merger consideration to be received by Company shareholders would be equal to a combination of preferred and common shares of FGMC that equals a total of $3,500,000,000, each at a deemed value of $10 per share. The transaction is intended to qualify as a reorganization within the meaning of Sections 1.368-2(g) and 1.368-3(a) of the Internal Revenue Code.

The Merger Agreement was originally entered into on August 4, 2025, with an Agreement End Date of December 31, 2025. It was amended on November 3, 2025 to extend the Agreement End Date to March 31, 2026. On April 6, 2026, the parties entered into a Second Amendment to the Merger Agreement which, among other things: (i) extended the Agreement End Date to July 31, 2026; (ii) modified the lock-up provisions applicable to the Sponsor Parties, Paolo Tiramani, Galiano Tiramani, and their respective affiliates; (iii) clarified that the definition of Acquiror Securities includes the 8,295,800 outstanding rights, each entitling the holder to receive one-tenth of one share of Acquiror common stock upon consummation of an initial business combination; and (iv) provided either party the right to terminate the Merger Agreement if a written response has not been received within five business days of a written request made thereunder.

The Company filed a Registration Statement on Form S-4 (as amended to date, the “Registration Statement”) in connection with its proposed merger. On May 12, 2026, the Registration Statement was declared effective. Each of FGMC and the Company have scheduled special stockholder meetings for June 9, 2026, at which stockholders are asked to approve the Merger Agreements and certain other related corporate actions.

Closing Conditions

The closing of the Mergers is subject to customary closing conditions, including, among others, approval of the transaction by the stockholders of the Company and FGMC, expiration or termination of any applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act, accuracy of representations and warranties, approval for listing of the Surviving Pubco common shares on Nasdaq or NYSE, absence of any law or order prohibiting the consummation of the transaction, and other conditions as set forth in the Merger Agreement.

Termination Provisions

The Merger Agreement may be terminated and the transactions contemplated thereby abandoned at any time prior to the closing under certain specified circumstances. Either the Company or FGMC may terminate the agreement by written notice if the closing has not occurred on or before July 31, 2026. (the “Agreement End Date”), provided that the right to terminate on this basis is not available to any party whose breach of the agreement has proximately caused the failure of the closing to occur by such date. The Merger Agreement may also be terminated by either party if that party has made a written request under the Merger Agreement to the other party and has not received a response after 5 business days. Termination is also permitted by mutual written consent of the parties, or by either party if a governmental authority enacts a law or order that makes consummation of the transactions illegal or otherwise prohibits the transaction, so long as the terminating party or its subsidiaries did not cause such prohibition by their own breach.

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

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement. See Exhibits 2.1, 2.2, 2.3 and 2.4 to this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

Related Agreements

In connection with the execution of the Merger Agreement, FG Merger Investors II LLC, the sponsor of FGMC, entered into a support agreement pursuant to which it agreed to vote its shares of FGMC in favor of the transaction and take certain other actions in support of the Mergers (the “Sponsor Support Agreement”). Certain stockholders of the Company entered into a support agreement pursuant to which they agreed to vote their shares of the Company in favor of the transaction and take certain other actions in support of the Mergers (the “Company Support Agreement”). At closing, the Company and FGMC will enter into lock-up agreements with certain Company stockholders (the “Company Lock-Up Agreements”) and with the sponsor (the “Sponsor Lock-Up Agreement”), restricting the transfer of certain shares for specified periods following the closing, depending on the then trading price of the Surviving Pubco’s common stock.

The foregoing description of the Sponsor Support Agreement, Company Support Agreement, Company Lock-Up Agreements, and Sponsor Lock-Up Agreement does not purport to be complete and is qualified in their entirety by reference to the full text of such agreements, copies of which are herein by reference to Exhibits 10.23, 10.24, 10.25, and 10.26 to this Quarterly Report on Form 10-Q.

Trend Information

To date through May 14, 2026, we have manufactured 806 Casitas and have completed deliveries of 318 Casitas in 10 states. As of May 14, 2026, there were currently 271 units that are under contract.

Leveraging insights from our regulatory journey and evolving market dynamics, the Company has refined its go-to-market strategy to concentrate resources on the highest-value near-term opportunities. Our primary focus is the B2C segment, with an emphasis on the Accessory Dwelling Unit (“ADU”) market in California, where we have obtained statewide modular approvals across all climate zones and hold a Commercial Modular Manufacturer license. To improve sales efficiency and lead quality, the Company has made targeted investments in its sales infrastructure during the three months ended March 31, 2026, including enhancements to its customer relationship management system, upgrades to its consumer-facing website with improved lead qualification tools and expanded financing resources for prospective buyers, and the addition of sales personnel to support direct customer engagement.

In parallel, the Company continues to selectively pursue small community and multi-unit residential opportunities where the Casita product is well-suited, including faith-based organizations, attainable communities, and workforce housing developments. The Company is also introducing its Phase 2 Modular Building System to a select group of developers and builders. Phase 2 comprises larger Box modules, including 20’ x 30’ and 20’ x 40’ configurations, that can be stacked and connected to create a range of building types, including single-family homes and townhomes, addressing demand for larger residential floor plans that extend beyond the Casita’s ADU format.

Additionally, the Company continues to selectively pursue commercial modular opportunities, leveraging its Commercial Modular Manufacturer license in California and its established manufacturing capabilities to serve institutional and commercial customers where the Company’s factory-built building system offers meaningful advantages over traditional construction methods.

Tariffs and Inflation

Since early 2025, the U.S. government has implemented a series of escalating tariff measures affecting a broad range of imported materials relevant to the construction and manufacturing industries, including steel and aluminum (currently subject to Section 232 tariffs of up to 50%), copper (subject to Section 232 tariffs of up to 50% effective August 2025), and timber and lumber products (subject to Section 232 tariffs effective October 2025). In February 2026, the U.S. Supreme Court struck down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”), partially reducing the overall tariff burden; however, Section 232 and Section 301 tariffs remain in effect and were not impacted by that ruling. The overall tariff environment remains fluid and subject to further regulatory and legal developments.

We have evaluated the potential impact of these actions on our operations and supply chain. In the near term, we do not expect the tariffs to have a material impact on our financial position or results of operations, primarily because our operations are currently supported by a substantial inventory of completed units manufactured prior to many of the tariff adjustments, which reduces our immediate exposure to increased input costs. Additionally, as we transition into the next phase of product development, including our Phase 2 Modular Building System, our sourcing strategy reflects a greater emphasis on domestic procurement, which is expected to further reduce our exposure to tariff-related cost volatility over time.

We believe that our factory-based manufacturing process and cost structure provide a degree of resilience relative to traditional stick-built construction, which would face similar or greater cost increases from tariffs on imported materials. To the extent that tariff-related cost increases affect our supply chain, we believe we may have the ability to pass a portion of those costs on to end customers while maintaining the competitive positioning of the BOXABL solution, although there can be no assurance that we will be able to do so.

However, the tariff environment involves substantial and evolving uncertainty regarding U.S. and international trade policy. The U.S. government may implement additional tariff measures, renegotiate existing trade agreements, or impose further import duties affecting materials used in our products or manufacturing equipment. In light of this uncertainty, we do not have full clarity over the potential medium- to long-term impacts on our business. The availability of certain imported goods could be affected if foreign suppliers reduce their exposure to U.S. markets in response to trade policy actions, which could impair our suppliers’ ability to deliver materials or equipment on schedule and thereby delay our deliveries. Furthermore, broader macroeconomic effects of global trade disruptions — including rising inflation, slower economic growth, and increased unemployment — could dampen consumer demand and adversely affect the housing market, reducing demand for our products.

Results of Operations

Revenues

Our revenues for the three months ended March 31, 2026 and 2025 were $1.6 million and $123,000, respectively. Revenue was generated by the sale of 20 Casitas delivered to 7 customers during the three months ended March 31, 2026. This is in comparison to the sale of 1 Casitas delivered to 1 customer during the three months ended March 31, 2025. The increase in revenues year-over-year was driven by increased unit deliveries and expanded state modular approvals, partially offset by delays associated with customer site preparation and the transition of the Company’s go-to-market strategy to re-focus on the broader installation process. Significant customers included The City of Henderson, Nevada, representing 71% of revenues for the three months ended March 31, 2026, respectively.

Cost of Goods Sold

Cost of goods sold consists primarily of the cost of products used in the production of the Company’s finished products, inbound and outbound shipping costs, related labor and indirect overhead costs associated with that production. Cost of goods sold were $4.9 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively.

Cost of goods sold for the three months ended March 31, 2026 and 2025, consist of the following:

	March 31,
(In Thousands)	2026	2025
Direct material/shipping	$774	$34
Direct labor	669	29
Manufacturing overhead	605	50
Inventory adjustments	1,897	2,064
Stock based compensation (recapture)	0	(59)
Allowance for Slow-Moving and Obsolete Inventory	964	-
Cost of goods sold	$4,909	$2,118

We produced 26 and 11 Casitas in the three months ended March 31, 2026 and 2025, respectively. We continue to work to align production activity with delivery schedules.

Manufacturing overhead reflects the allocation of indirect labor, rent and lease expense, indirect supplies, scrap material, maintenance costs and depreciation of machinery and equipment.

Cost of goods sold in the three months ended March 31, 2026 did not reflect any stock-based compensation expense or recapture resulting from terminations whereas the company recognized a net recapture of $59,000 of stock-based compensation expense within cost of goods sold in the three months ended March 31, 2025.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 and 2025, consisted of the following:

	March 31,
(In Thousands)	2026	2025
General and administrative	$3,189	$1,807
Sales and marketing	525	6,350
Research and development	566	583
Total Operating expenses	$4,280	$8,740

General and administrative expenses consist of compensation and benefits for employees across administration, finance, legal, and investor relations functions, as well as rent, shop supplies, and utilities. General and administrative expenses increased by $1.4 million, or approximately 76%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase was primarily driven by higher professional fees, including legal, accounting, and consulting costs, associated with the proposed merger with FGMC, and the remediation work to address previously identified material weaknesses in internal control over financial reporting. These increases were partially offset by lower employee compensation costs resulting from workforce restructuring initiated during 2025.

Sales and marketing expenses decreased by $5.8 million, or approximately 92%, for the three months ended March 31, 2026 compared to the same period in 2025. The decrease reflects a significant increase in advertising for our Regulation A and Regulation D offerings in 2025 leading up to the close of the offerings in June 2025, which were not incurred in the 2026 period. The Company has refocused its sales and marketing efforts on targeted B2C outreach, principally in the California ADU market, and has made selective investments in its sales infrastructure, including CRM enhancements and improved lead qualification tools, which carry a substantially lower cost profile than broad advertising campaigns.

Research and development expenses were relatively flat at $566,000 for the three months ended March 31, 2026, compared to $583,000 for the same period in 2025. Research and development activities are focused on product testing, obtaining regulatory permits and approvals, and developing next-generation building systems. During the first quarter of 2026, research and development efforts shifted toward advancing the Company’s Phase 2 Modular Building System, which includes larger 20’ × 30’ and 20’ × 40’ Box configurations designed for multi-unit residential applications. The Company expects research and development expenditures to increase in future periods as development of the Phase 2 product progresses.

Stock-based Compensation Expense

The Company recognizes stock-based compensation expense based on fair value on the date of grant and recognized over the associated vesting periods. The fair value of RSU awards is determined based on the fair market value of the Company’s common stock on the date of grant. Vesting of RSU awards is generally subject to a 3-year service period and, as of October 18, 2024, also subject to a performance condition. Accordingly, stock-based compensation is recognized upon satisfaction of the service condition and when the performance condition is probable. The Company has determined that the performance condition in its outstanding RSUs is not probable. In the case of options, the Company uses the Black-Scholes pricing model to estimate the fair value of options on the date of grant that are then expensed on a straight-line basis over the vesting period. The Company accounts for forfeitures as they occur in the year of forfeiture and share-based compensation expense is adjusted accordingly.

For the three months ended March 31, 2026 and 2025, the Company recaptured $216,000 and $2.9 million in stock-based compensation, respectively. The decrease in recapture is attributable to fewer employee forfeitures upon terminations in the first quarter of 2026 compared to the same period in 2025, offset by the vesting of stock options under the Company’s Amended 2021 Stock Incentive Plan. See “Note 12. Stockholders’ Equity – Stock-based Compensation” for further discussion.

Total Other Income

For the three months ended March 31, 2026, our total other income decreased significantly to $54,000, as compared to $472,000 for the three months ended March 31, 2025, due to a decline in the valuation of the Company’s holdings in Bitcoin of $197,000, as well as lower balances of interest-bearing investments.

Liquidity and Capital Resources

Going Concern

The Company’s unaudited interim condensed consolidated financial statements have been prepared under the assumption that the Company will be able to continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Substantial doubt about the Company’s ability to continue as a going concern exists. For the three months ended March 31, 2026, the Company reported a net loss of $7.6 million and operating cash outflow of $7.1 million. At March 31, 2026, the Company had an accumulated deficit of $783.6 million, compared to $776.0 million at December 31, 2025. Absent additional action, the Company will require additional liquidity to continue operations over the next 12 months.

The continuing viability of the Company and its ability to continue as a going concern is dependent on the Company being successful in its continued efforts in growing its revenue and/or accessing additional sources of capital. Management’s plan to address this need includes (a) continued exercise of tight controls to conserve cash, (b) accelerating product deliveries and sales, and (c) raising funds through equity financing, including through the proposed business combination with FGMC. However, there can be no assurances that management’s plans will be achieved.

Sources of Liquidity

To date, our operations have been financed by our exempt offerings of securities made in reliance on Regulation A, Regulation CF and both Rule 506(c) and Rule 506(b) of Regulation D in the United States and exempt offering regulations in Canada. For details regarding our securities offerings, see below Sales of Securities.

At March 31, 2026, our principal source of liquidity was our unrestricted cash and cash equivalents and short-term investments, which we achieved through our offerings of securities as discussed above. As of March 31, 2026, the Company held $22.3 million in unrestricted cash and cash equivalents and $696,000 in digital assets, compared to $29.0 million in cash and cash equivalents and $893,000 in digital assets as of December 31, 2025. If the transactions contemplated by the Merger Agreement are consummated, the Company will have access to amounts remaining in the trust account, following redemptions, of FGMC, which we anticipate to be approximately $20 to $40 million, as outlined in, and based on the assumptions and limitations set forth in, the pro forma financial statements in the Company’s Definitive Proxy Statement included as Exhibit 99.1 hereto. Based on the Company’s most recent burn rate of $2.4 million per month (calculated from the operating cashflow for the three months ended March 31, 2026 of $7.1 million for the three months ended March 31, 2026, divided by three months) and these factors, we anticipate that the current liquidity together with cash generated from sales of our products will be sufficient to meet our immediate cash needs for twelve months. However, a higher level of redemptions by FGMC stockholders than those reflected in our assumptions set forth in the Pro Forma Table could erode or even eliminate these funds.

When addressing our long-term liquidity requirements, we consider the next five years, from 2026 through 2030. We expect that funding for the Company’s operations over the longer term will be driven primarily from the sales of the Company’s products, as well as future debt or equity capital raises. As of May 14, 2026, the Company had signed contracts for (but not shipped yet) 271 units. We expect that these sales contracts will convert to revenue, providing cash flow to the Company.

Historical Cash Flows

	Three Months Ended March 31,
(In Thousands)	2026	2025

Net cash used in operating activities	$(7,098)	$(14,785)
Net cash provided by (used in) investing activities	$(191)	$8,682
Net cash provided by financing activities	$542	$11,766

Operating Activities

Cash used in operating activities included net loss adjusted for several non-cash items such as depreciation and amortization, stock-based compensation, inventory valuation, and other non-cash expenses, in addition to the change in working capital as inventory balances increased. The decline in net cash used in operating activities above generally reflects the decrease in net loss to a loss of $7.6 million in the three months ended March 31, 2026 from $10.3 million in the three months ended March 31, 2025 combined with significantly lower non-cash stock-based recapture in the 2026 period as compared to the 2025 period.

Investing Activities

Primary investing activities during the three months ended March 31, 2026, amounting to $191,000, include deposits on equipment purchases and expenditures related to manufacturing patents. During the same period ending March 31, 2025, the company recognized a cash inflow of $8.7 million mostly attributed to the proceeds received for the sale and maturities of investments which did not recur in the 2026 period.

Financing Activities

Primary sources of cash from our financing activities generally includes net proceeds from issuance and sales of Preferred Stock. This also includes proceeds received in advance of security issuance, which is included within the Company’s subscription liability. The decline in the 2026 period above reflects our termination of our offerings under Regulation A, Regulation D in June 2025, which resulted in $12.0 million in net proceeds from the sale of preferred stock in the 2025 period compared to $516,000 in proceeds from the exercise of warrants in the 2026 period.

Inventory

Our physical assets decreased with inventory of $16.2 million as of March 31, 2026, related to 373 inventory units, which is primarily comprised of $10.3 million related to 186 Casitas in finished goods and $5.9 million related to 187 work-in-process units. This compares to $18.8 million in inventory as of December 31, 2025, primarily comprised of 175 Casitas classified as finished goods and 192 work-in-process units. During 2025, the Company decided to rework certain of its existing units to meet California modular specifications so that these units are able to be sold in California. In the second quarter of 2025, approximately $7.1 million of inventory was reclassified from finished goods to work-in-process on the consolidated balance sheet.

During the period ending March 31, 2026, the Company fulfilled orders for 20 casita units. During the same period, the Company also produced 26 new units and completed the re-work on 5 units previously classified as work-in-process, resulting in 31 new units classified as finished goods.

Property, Plant and Equipment

Property, Plant and Equipment decreased to $6.9 million as of March 31, 2026 compared to $7.3 million as of December 31, 2025, primarily resulting from depreciation of machinery and equipment at our manufacturing facility.

Sales of Securities

In connection with the issuance of shares of Series A-3 Preferred Stock in 2024 and 2023, the Company had issued warrants that are exercisable for shares of Series A-3 Preferred Stock at a price of $0.80 per share. Under the terms of the warrants, the Company had a right to terminate the warrants, in its sole discretion, at any time upon 30 days written notice to the holders. On January 30, 2026, the Company sent a notice to the holders that the warrants, if not exercised, would expire on March 1, 2026. Following the notice, warrants representing 645,250 shares of Series A-3 Preferred Stock were exercised, which represents gross proceeds of $516,200.00, with the remaining warrants expiring effective March 1, 2026.

Material Commitments and Obligations

Expense Commitments

As of March 31, 2026, we reported current lease liabilities of $3.3 million compared to $3.5 million as of December 31, 2025. Our long-term lease liability decreased to $3.0 million as of March 31, 2026, from $3.6 million as of December 31, 2025, due to the passage of time.

Customer Deposits

Our main non-lease liability is the Company’s obligation to customers who have placed deposits on the purchase of our products. As of March 31, 2026, the Company held customer deposits in the amount of $3.3 million, which was modestly lower compared to $3.6 million as of December 31, 2025, with new deposits generally matching refunds and/or application of customer deposits to customer orders that were fulfilled during 2026.

Deferred Revenue

As of March 31, 2026, our balance sheet carried $1.8 million of deferred revenue related primarily to advanced deposits on unfulfilled sales orders, with 3 customers, each representing 10% or more of these deferred revenues, constituting approximately 50% of total deferred revenue. This compares to $1.5 million of deferred revenue as of December 31, 2025. Deferred revenue generally occurs when the Company receives payments from the customer in advance of the Company shipping units to that customer. Pursuant to ASC 606, Revenue Recognition, the Company records deferred revenue for paid, unfulfilled performance obligations which are represented by the Casitas that had not yet been delivered as of the date of the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company did not have any off-balance sheet arrangements as of March 31, 2026 or December 31, 2025.

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

On a periodic basis, the Company performs a physical count of its inventory and records an inventory adjustment for inventory that has become obsolete or inventory that has a cost basis in excess of the expected net realizable value. Damaged and obsolete inventory items are valued based on specific identification and management’s estimate of net realizable value, including consideration of whether the items are usable in current or future production. These items are charged against the allowance for slow moving and obsolete inventory. Any difference between cost and estimated realizable value is recognized as an expense.

This valuation methodology requires us to make judgments, based on currently available information, about the likely method of disposition, such as through sales to individual customers, bulk sales, and the expected recoverable values for each disposition category.

The Company adopted, effective January 1, 2026, a slow-movement inventory policy under which an allowance for inventory obsolescence is established as a percentage of net realizable value based on the age of inventory units.

The allowance is recorded as a reduction to inventory with a corresponding charge to cost of goods sold and inventories are presented net of the aggregate allowance on the consolidated balance sheet.

Stock-Based Compensation

The Company applies ASC 718, Stock-Based Compensation for all stock-based awards, including stock options and restricted stock units, that are measured at fair value on the date of grant and recognized over the associated vesting periods. The fair value of stock options is estimated on the date of grant using a Black-Scholes model. The fair value of restricted stock awards is estimated on the date of the grant based on the fair value of the Company’s underlying common stock. The Company recognizes compensation expense for stock options on a straight-line basis over the associated service or vesting periods. Effective October 18, 2024, restricted stock unit awards became subject to a performance condition, which defers vesting of restricted stock awards until a monetization event. Accordingly, the Company does not recognize stock-based compensation from restricted stock unit awards until a monetization event becomes probable.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in the design and operation of effective Information Technology General Controls (“ITGC”) over certain key financial IT systems and of certain business process controls over the preparation and timely review of financial statements and disclosures described below. This will require remediation in order to be effective at the reasonable assurance level.

Evaluation of Information Technology General Controls (ITGCs)

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified a material weakness related to the design and operation of ITGCs over certain systems that are critical to the Company’s financial reporting process. Specifically, the Company had ineffective design and operation of controls over certain information technology general controls (ITGCs), including user segregation of incompatible duties, program change management, and user access controls to ensure: (i) that access to applications and data, and the ability to perform program changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program changes were appropriately monitored and restricted. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.

The Company identified a material weakness related to the design and operation of, as well as a lack of proper segregation of duties for, certain business process controls over the preparation and timely review of financial statements and disclosures, journal entries, reconciliations, schedules, and roll-forwards supporting financial statement account balances. In addition, the Company experienced continued personnel turnover and did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training in certain areas important to financial reporting. Furthermore, the Company should have reconciled general ledger accounts to supporting documentation on a monthly basis, and retained documentation for transactions and evidence of review.

During 2024, the year ended December 31, 2025, and the three months ended March 31, 2026, significant turnover in the Company’s personnel across the Finance, IT, Legal, and Investor Relations departments contributed to these deficiencies.

Notwithstanding the material weaknesses in our internal control over financial reporting, management has concluded that our consolidated financial statements and related notes included in this Report are prepared in accordance with generally accepted accounting principles. Our Co-Chief Executive Officers and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report.

Management’s Plan for Remediation of the Material Weakness

Management, with the oversight of the Audit Committee of the Board of Directors, is committed to maintaining a strong internal control environment. In response to the material weakness identified above, we have identified and begun to implement remediation efforts which include: (i) implementing user access rights to formally require segregation of duties over systems that are critical to the Company’s financial reporting; (ii) implementing specific control improvements, segregation of duties and change management policies; (iii) engaging third-party consultants to assist with the remediation efforts, including enhancing our risk assessment; (iv) hiring of additional and more experienced Accounting, IT, Legal, and Investor Relations personnel; and (v) implementing selective system migration for improved system-level control.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2026, the Company continued execution of its ICFR remediation plan with respect to the material weaknesses previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Remediation activities during the quarter included: (i) the hiring of a full-time Chief Technology Officer in February 2026, whose responsibilities include ownership and oversight of the Company’s IT general controls (“ITGCs”), including logical access controls and change management procedures; and (ii) the engagement of third-party consultants to assist with the enhancement of risk assessment procedures and user access controls.

As a result of these actions, the Company implemented more formalized user access review procedures and strengthened oversight of ITGC-related processes during the quarter. These changes are expected to contribute to the remediation of the previously identified material weaknesses; however, the material weaknesses have not yet been fully remediated as of March 31, 2026.

Except as described above, there were no other changes in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1 Legal Proceedings.

The Company is party to various legal proceedings and claims from time-to-time. There are no legal proceedings which the Company believes will have a material adverse effect on the Company’s financial position. However, litigation is inherently uncertain, and it is not possible to predict the ultimate disposition of these proceedings.

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our ongoing matters. No new legal proceedings have arisen, and no material development have occurred in any pending legal proceedings, since December 31, 2025, other than as set forth below. We know of no other existing or pending legal proceedings against the Company, nor are we involved as a plaintiff in any other proceeding or pending litigation.

There are no proceedings in which any of our directors, officers, beneficial owner of 5% of more of our voting stock or any of their respective affiliates is an adverse party or has a material interest adverse to the Company.

On or about October 5, 2023, Leader Capital High Quality Income Fund, a series of Leader Funds Trust, a Delaware Statutory Trust, commenced an action against the Company and other defendants in the District Court for Nevada, asserting claims for breach of duty to register a transfer of a security (NRS 104.8401), Conversion, and Intentional Interference with a Prospective Economic Advantage. Plaintiff claimed that it requested the removal of a restrictive legend to shares held by Plaintiff and that the Company refused and/or delayed approval of the removal and caused Plaintiff to suffer damages. The Company agreed to provide a defense to Transfer Online Inc., its former transfer agent. After the Company filed its motion for summary judgment, Leader dismissed all claims against the Company. In February 2026, the Court granted the Company’s motion for attorneys’ fees awarding the Company approximately $260,000 in fees and costs. Leader has until May 15, 2026, to file an appeal.

Item 1A. Risk Factors.

As a smaller reporting company, the Company is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The Company has engaged in the following unregistered issuances of securities. The proceeds raised were generally used to fund working capital.

●	In connection with the issuance of shares of Series A-3 Preferred Stock in 2024 and 2023, the Company had issued warrants that are exercisable for shares of Series A-3 Preferred Stock at a price of $0.80 per share. In 2026 through May 14, 645,250 warrants were exercised resulting in the issuance of 645,250 shares of Series A-3 Preferred Stock for gross proceeds of $516,200.

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

There were no purchases by the Company of its securities during the quarter ended March 31, 2026.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of August 4, 2025	8-K	000-56579	2.1	August 5, 2025

2.2	Amendment to Agreement and Plan of Merger dated November 3, 2025	8-K	000-56579	2.1	November 4, 2025

2.3	Second Amendment to Agreement and Plan of Merger dated April 6, 2026	8-K	000-56579	2.1	April 10, 2026

2.4	Third Amendment to Agreement and Plan of Merger dated as of May 6, 2026	8-K	000-56579	2.1	May 11, 2026

3.1	Seventh Amended and Restated Articles of Incorporation	8-K	000-56579	3.1	August 22, 2025

3.2	Bylaws	1-A POS	024-11419	2.2	September 19, 2022

9.1	Voting Trust Agreement**	10-Q	000-56579	9.1	August 19, 2024

10.1	Facilities Lease Agreement	1-A POS	024-11419	6.2	September 19, 2022

10.2	Initial Purchase Orders and Related Agreements	1-A POS	024-11419	6.4	September 19, 2022

10.3	Form of Room Module Order Agreement	1-A POS	024-11419	6.5	September 19, 2022

10.4	Amended 2021 BOXABL Inc. Stock Incentive Plan	8-K	000-56579	10.4	October 18, 2024

10.5	Employment Agreement of Paolo Tiramani+	10-12G	000-56579	10.6	August 10, 2023

10.6	Employment Agreement of Galiano Tiramani+	10-12G	000-56579	10.7	August 10, 2023

10.7	Merger Agreement	10-12G	000-56579	10.8	August 10, 2023

10.8	Purchase Agreement with Pronghorn Services LLC	10-12G	000-56579	10.9	August 10, 2023

10.9	Amendment No. 1 to Facilities Lease Agreement	10-12G	000-56579	10.10	August 10, 2023

10.10	Amendment No. 2 to Facilities Lease Agreement	10-12G	000-56579	10.11	August 10, 2023

10.11	Amendment No. 3 to Facilities Lease Agreement	10-12G	000-56579	10.12	August 10, 2023

10.12	Amendment No.4 to Facilities Lease Agreement	10-Q	000-56579	10.12	November 12, 2024

10.13	Lease Agreement for Second Manufacturing Facility	10-12G	000-56579	10.13	August 10, 2023

10.14	Supercar System, Inc. Services Agreement	10-12G	000-56579	10.15	August 10, 2023

10.15	Supercar System, Inc. Lease Agreement	10-12G	000-56579	10.16	August 10, 2023

10.16	Form of Award for Employees	10-K	000-56579	10.16	April 14, 2025

10.17	Form of Award for Directors	10-K	000-56579	10.17	April 14, 2025

10.18	Martin Noe Costas Offer Letter+	8-K	000-56579	10.1	October 13, 2023

10.19	Restricted Stock Unit Agreement between the Company and Martin Noe Costas **	8-K	000-56579	10.2	October 13, 2023

10.20	Punnet Construction Purchase Contract	10-K	000-56579	10.20	April 14, 2025

10.21	Restricted Stock Unit Agreement between the Company and Martin Noe Costas **	10-K	000-56579	10.21	April 14, 2025

10.22	Form of Award for Consultants	10-K	000-56579	10.22	April 14, 2025

10.23	Sponsor Support Agreement, dated as of August 4, 2025	8-K	000-56579	10.1	August 5, 2025

10.24	Company Support Agreement, dated as of August 4, 2025	8-K	000-56579	10.2	August 5, 2025

10.25	Form of Company Lock-Up Agreement	8-K	000-56579	2.1	May 11, 2026

10.26	Form of Sponsor Lock-Up Agreement	8-K	000-56579	2.1	May 11, 2026

14.1	Code of Ethics	10-K	000-56579	14.1	April 1, 2024

31.1	Certification of Paolo Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Galiano Tiramani, Co-Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31 .3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Paolo Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of Galiano Tiramani, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.3	Certification of Martin Noe Costas, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Definitive Proxy Statement	DEFM14A	000-56579		May 13, 2026

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

(Registrant) BOXABL Inc.

By:	/s/ Paolo Tiramani
Paolo Tiramani
Co-Chief Executive Officer

Date: May 15, 2026

By:	/s/ Galiano Tiramani
Galiano Tiramani
Co-Chief Executive Officer

Date: May 15, 2026

By:	/s/ Martin Noe Costas
Martin Noe Costas
Chief Financial Officer and Principal Accounting Officer

Date: May 15, 2026

